Form 10-Q
period 1996-12-31
ORA ELECTRONICS INC
filed 1997-02-14
CIK 1029182

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  25049


                                  FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to
      ___________

                       Commission File Number 0-21903


                            ORA ELECTRONICS, INC.
--------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

       Delaware                                  95-4607830
-------------------------------         -----------------------------
(State or Other Jurisdiction of         (IRS Employer Identification
Incorporation or Organization)                     Number)

            9410 Owensmouth Avenue, Chatsworth, CA        91311
            ----------------------------------------------------
           (Address of Principal Executive Offices)     (Zip Code)

                               (818) 772-4433
            ----------------------------------------------------
            (Registrant's Telephone Number, Including Area Code)


                                 (No Change)
            ----------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          No     X
    ---            ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities

Exchange Act of 1934 subsequent to the distribution of securities under a plan to the distribution of securities under a plan confirmed by a court.

Yes                  No                  Not Applicable     X
    -----               -----                             -----

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                     Outstanding at February 13, 1997
-----------------------------         --------------------------------
Common Stock, $.001 par value                  6,547,254 shares







                        Exhibit Index on Pages 16 and 17




                                       -2-

                              ORA ELECTRONICS, INC.
                                    Form 10-Q
                                December 31, 1996

                                TABLE OF CONTENTS


                                                                         Page
                                                                         ----

PART I -     Financial Information.                                        4

Item 1.      Financial Statements.                                         4

             Balance Sheets as of March 31, 1996 and
               December 31, 1996.                                          4

             Statements of Income for the three month and
               nine month periods ended December 31, 1995
               and 1996.                                                   6

             Statements of Cash Flows for the nine month
               periods ended December 31, 1995 and 1996.                   7

             Notes to Financial Statements.                                8

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operation.                 9


PART II - Other Information.                                              13

Item 1.      Legal Proceedings.                                           13

Item 4.      Submission of Matters to a Vote of Security Holders.         13

Item 6.      Exhibits and Reports on Form 8-K.                            13

Signatures                                                                15

Exhibit Index                                                            16-17

Exhibits

                         PART I - FINANCIAL INFORMATION.

ITEM 1.     FINANCIAL STATEMENTS.

                              ORA ELECTRONICS, INC.
                                 Balance Sheets

                                                December 31,    March 31,
                                                   1996            1996
                                                (Unaudited)     (Audited)
                                                ------------    ---------
                   ASSETS

Current assets:
 Cash and cash equivalents                       $ 1,203,330  $   357,995
 Trade accounts receivable, less allowance for
    sales returns and doubtful accounts of
    $1,914,471 ($2,184,718 at March 31, 1996)      4,369,263    3,333,820
 Inventories                                       6,001,409    5,812,730
 Loan receivable, officer                            524,836      243,982
 Prepaid expenses                                    368,577      448,115
                                                  ----------   ----------

    Total current assets                          12,467,415   10,196,642

Property and equipment, net                        6,366,195    6,569,698

Other assets, net                                    330,338      362,603
                                                  ----------   ----------

    Total assets                                 $19,163,948  $17,128,943
                                                 ===========  ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt              $     61,651  $    57,267
 Bank line of credit                               3,500,000    4,000,000
 Accounts payable                                  2,933,532    1,838,641
 Accrued interest                                     91,524    1,674,960
 Other accrued expenses                            1,624,221      815,956
 Notes payable                                         -          275,000
                                                 -----------  -----------
    Total current liabilities                      8,210,928    8,661,824

Long-term debt                                     5,617,900    7,188,902
                                                  ----------   ----------

    Total liabilities                             13,828,828   15,850,726
                                                  ----------   ----------

                 See accompanying notes to financial statements

Stockholders' equity:
 Preferred stock, $.001 par value; 5,000,000
   shares authorized at December 31, 1996;
   none outstanding                                     -             -
 Common stock, $.001 par value; authorized
   30,000,000 shares; issued and outstanding,
   6,337,691 shares at December 31, 1996;
   and $10 par value; authorized 25,000
   shares; issued and outstanding 1,000
   shares at March 31, 1996                            6,338       10,000
 Additional paid in capital                        5,804,693          -
 Retained earnings (deficit)                        (475,911)   1,268,217
                                                   ---------    ---------

    Total stockholders' equity                     5,335,120    1,278,217
                                                   ---------    ---------

    Total liabilities and stockholders' equity   $19,163,948  $17,128,943
                                                 ===========  ===========



                 See accompanying notes to financial statements.






                                       -5-

                              ORA ELECTRONICS, INC.
                              Statements of Income
                   For the Three Month and Nine Month Periods
                        Ended December 31, 1996 and 1995

                                     (Unaudited)

                                    Three months             Nine months
                                  1996        1995        1996         1995
                                  ----        ----        ----         ----

Net sales                       $6,227,597  $6,958,379 $14,427,805  $18,462,971
Cost of goods sold               3,457,484   3,814,180   9,647,134   11,897,723
                                ----------  ----------  ----------   ----------
      Gross profit               2,770,113   3,144,199   4,780,671    6,565,248
                                ----------  ----------  ----------   ----------

Operating expenses:
  Selling and shipping expenses  1,035,092   1,301,447   2,563,527    3,062,431
  General and administrative
    expenses                       959,514   1,943,684   3,123,589    4,168,942
                                ----------   ---------  ----------   ----------
      Total operating expenses   1,994,606   3,245,131   5,687,116    7,231,373
                                ----------  ----------  ----------   ----------
      Operating income (loss)      775,507    (100,932)   (906,445)    (666,125)
Interest expense                   362,773     237,276     837,683      525,823
                                ----------  ----------  ----------   ----------
      Net income (loss)            412,734    (338,208) (1,744,128)  (1,191,948)

Retained earnings (deficit)
  beginning of period             (888,645)  1,832,332   1,268,217    2,686,072
                               -----------   ---------   ---------    ---------

Retained earnings (deficit),
  end of period                 $ (475,911) $1,494,124  $ (475,911)  $1,494,124
                               ===========  =========== ==========  ===========


Per share information:
   Net income (loss)            $  412,734  $(338,208) $(1,744,128) $(1,191,948)
                               ===========  ==========  ==========  ============


  Primary:
    Earnings (loss)
    per share                   $     0.07  $ (338.21)  $    (0.28) $ (1,191.95)
                               ===========  ==========  ===========  ===========
    Average shares
    outstanding                 $6,337,691     $1,000   $6,337,691     $  1,000
                               ===========  ==========  ===========  ===========

               See accompanying notes to financial statements.

                              ORA ELECTRONICS, INC.
                            Statements of Cash Flows
           For the Nine Month Periods Ended December 31, 1996 and 1995
                                   (Unaudited)

                                                              Nine months
                                                          1996          1995
                                                          ----          ----
Cash flows from operating activities:
   Net loss                                           $(1,744,128)  $(1,191,948)
Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
      Depreciation and amortization                       269,667       212,747
      Provision for losses and sales returns             (270,247)      644,574
      Changes in assets and liabilities:
         Accounts receivable                             (765,196)   (2,403,654)
         Inventories                                     (188,679)    2,089,249
         Loan receivable, officer                        (280,854)     (787,902)
         Prepaid expenses                                  79,538       219,873
         Accounts payable                               1,094,891       654,569
         Accrued interest                                  91,524       (40,129)
         Other accrued expenses                           808,265      (501,054)
                                                      -----------    -----------
           Net cash used in operating activities         (905,219)   (1,103,675)
                                                      -----------    -----------
Cash flows from investing activities:
   Capital expenditures                                   (33,899)      (61,823)
           Net cash used in investing activities          (33,899)      (61,823)
Cash flows from financing activities:
   Borrowings from notes                                1,000,000          --
   Repayment of notes                                        --         (75,000)
   Borrowings from line of credit                            --       1,000,000
   Repayment of line of credit                           (500,000)         --
   Additional paid in capital                           1,288,115          --
   Common stock                                            (3,662)         --
                                                      -----------     ---------
        Net cash provided by financing
          activities                                    1,784,453       925,000
        Net increase (decrease) in cash and cash
          equivalents                                     845,335      (240,498)
Cash and cash equivalents at beginning of period          357,995       657,803
Cash and cash equivalents at end of period            $ 1,203,330    $  417,305

Supplemental disclosure of cash flow information:
   Interest paid                                      $   837,683    $  525,823
                                                      ===========    ===========
   Income taxes paid                                  $      --      $      --
                                                      ===========    ===========

               See accompanying notes to financial statements.

                              ORA ELECTRONICS, INC.
                          Notes to Financial Statements
                                   (Unaudited)


1. ORA Electronics, Inc. (the "Company") is a wholesale distributor of electronic parts and accessories with customers throughout the United States. In addition, the Company undertakes research in connection with the development of its own products with customers throughout the United States. The Company is organized into divisions comprised of cellular telephone antennas and accessories, computer cables and inter-connect accessories, stereo and video installation accessories and consumer electronic original and replacement parts and accessories.

2. Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three and nine months ended December 31, 1996 are not necessarily an indication of results to be expected for the entire fiscal year. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. All information reported in this Form 10-Q should be read in conjunction with the Company's annual financial statements and notes thereto for the fiscal year ended March 31, 1996 included in the Company's Current Report dated December 20, 1996 on Form 8-K filed with the Securities and Exchange Commission.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

COMPARISON OF THIRD QUARTER ENDED DECEMBER 31, 1996 TO THIRD QUARTER ENDED DECEMBER 31, 1995

            Revenues decreased by $730,782, or 10.5%, to $6,227,597 for the third quarter of fiscal 1997 compared to $6,958,379 for the same period of the prior year. This decrease primarily reflects lower than expected holiday season orders by consumer electronics retailers who have reported comparable store sales decreases as compared with the prior year. The Company allows stock balancing (return of unsold items for different merchandise) to enable customers to freshen inventory. Higher than expected returns from customers relating to such stock balancing also contributed to lower net sales.

            Gross profit decreased by $374,086, or 11.9%, to $2,770,113 for the third quarter of fiscal 1997 compared with $3,144,199 for same period of the prior year, while the gross profit margin decreased to 44.5% from 45.2%. The decrease in gross profit is primarily attributable to a decrease in the number of units sold, combined with an increase in customer returns of unsold merchandise. The decrease in profit margin is primarily attributable to competitive pressure among the Company's large retail customers and the resulting pressure on wholesale prices.

            Selling and general and administrative expenses decreased by $1,250,525, or 38.5%, to $1,994,606 for the third quarter of fiscal 1997 compared with $3,245,131 in the same period of the prior year. The decrease in general and administrative expenses is primarily attributable to lower bad debt experience combined with reductions in personnel. The decreases in selling and shipping expenses are attributable to lower costs of shipping, warehousing, freight and sales commissions, which primarily resulted from lower sales, and lower expenditures for media and catalogue advertising.

            Operating profit increased by $876,439 to $775,507 for the third quarter of fiscal 1997 compared with a loss of $100,932 in the same period of the prior year. The increase in operating profit is a result of reductions in selling and general and administrative expenses exceeding the decrease in gross profit.

            Interest expense for the third quarter of fiscal 1997 was $362,773 compared with $237,276 in the same period of the prior year. This change is a result of increases in borrowings under the line of credit from a high of $3,500,000 during the 1995 period to a high of $4,500,000 during same period of 1996, as well as increased rates under such line of credit from LIBOR plus 2% in 1995 to prime plus 1.75% in 1996.




                                       -9-

            Net income was $412,734 for the third quarter of fiscal 1997 versus a loss of $338,208 in the same period of the prior year.

COMPARISON OF NINE MONTHS ENDED DECEMBER 31, 1996 TO NINE MONTHS
ENDED DECEMBER 31, 1995

            Revenues decreased by $4,035,166, or 21.9%, to $14,427,805 for the nine months of fiscal 1997 ended December 31, 1996, compared with $18,462,971 for the same period of the prior year. This decrease, in part, reflects results from ongoing efforts by the Company to reduce business with certain customers sales to which by the Company have only been marginally profitable. The Company will continue to evaluate its customer base in order to reduce lower margin sales and, in light of the financial difficulties reported in the retail electronics sector, monitor the creditworthiness thereof. Also, the Company experienced lower than expected holiday season orders by consumer electronics retailers who have reported comparable store sales decreases compared with the prior year. The Company allows stock balancing (return of unsold items for different merchandise) to enable customers to freshen inventory. Higher than expected returns from customers relating to such stock balancing also contributed to lower net sales.

            Gross profit decreased by $1,784,577, or 27.2%, to $4,780,671 for the nine months of fiscal 1997 ended December 31, 1996 compared with $6,565,248 for same period of the prior year, while the gross profit margin decreased to 33.1% from 35.6%. The decrease in gross profit is primarily attributable to a decrease in the number of units sold, combined with an increase in customer returns of unsold merchandise. The decrease in profit margin is primarily attributable to competitive pressure among the Company's large retail customers and the resulting pressure on wholesale prices.

            Selling and general and administrative expenses decreased by $1,544,257, or 21.4%, to $5,687,116 for the nine months of fiscal 1997 ended December 31, 1996 compared with $7,231,373 in the same period of the prior year. The decreases in selling and shipping expenses are attributable to lower costs of shipping, warehousing, freight and sales commissions, which primarily resulted from lower sales, and lower expenditures for media and catalogue advertising.

            Losses from operations increased by $240,320, or 36.1%, to $906,445 for the nine months of fiscal 1997 ended December 31, 1996 compared with a $666,125 loss in the same period of the prior year. The impact of lower sales on gross profits was not made up by the reduction in selling and general and administrative expenses.

            Interest expense for the nine months of fiscal 1997 ended December 31, 1996 was $837,683 compared with $525,823 in the same period of the prior year. These changes are the result of increases in borrowings under the line of



                                      -10-
credit from a high of $3,500,000 during the 1995 period to a high of $4,500,000 during same period of 1996 and increased rates under such line of credit from LIBOR plus 2% in 1995 to prime plus 1.75% in 1996.

            The net loss increased by $552,180, or 46.3%, to $1,744,128 for the nine months of fiscal 1997 ended December 31, 1996 compared with $1,191,948 in the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

            At December 31, 1996, the Registrant had $1,203,330 in cash and cash equivalents with a working capital surplus of $4,256,487, contrasted to $357,995 in cash and cash equivalents with a working capital surplus of $1,534,818 at March 31, 1996. This change is primarily due to increases in the Company's receivables and cash and cash equivalents resulting in large part from the seasonal increase in sales associated with the holidays.

            Net cash used in operating activities was $905,219 for the first nine months of fiscal 1997, compared with net cash used in operating activities of $1,103,675 for the first nine months of fiscal 1996. This change was primarily the result of an increased net loss offset by changes in operating assets and liabilities, particularly an increase in trade accounts receivable offset partially by an increase in accounts payable and other accrued expenses.

            Net cash provided by financing activities increased to $1,784,453 in the first nine months of fiscal 1997 from $925,000 for the first nine months of fiscal 1996. This change is primarily a result from selling common stock of the Company.

            The Company's primary cash requirements have been to fund increased levels of trade accounts receivable and inventories. The Company has historically satisfied working capital requirements principally through cash flow from operations and bank borrowings. At December 31, 1996 the Company owed Sanwa Bank California ("Sanwa") $3,500,000 on its line of credit. Such amount reflects a payment by the Company of $1,000,000 on the line of credit in December 1996. The Company borrowed funds from an unaffiliated third party to make such payment. The interest rate on this new loan is 8%, with all principal and interest to be paid in full on December 31, 2001. During December, 1996, Sanwa agreed to extend the Company's line of credit to March 31, 1997 and to convert such line into a revolving credit facility on a conforming basis pursuant to which Sanwa will sweep excess funds from the Company's account at Sanwa on a daily basis and Sanwa will lend against eligible collateral (receivables and inventory). Under the extended Sanwa facility, the Company was required to reduce its borrowing availability by $1 million by no later than January 31, 1997 and is required to reduce such borrowing availability by an additional $1 million by no later than February 28, 1997. The Company met its



                                      -11-
obligation to pay $1,000,000 on January 31, 1997 through operating cash flow. The Company is confident that, through cash generated by operations and additional financings, it will be able to meet its other principal obligations under the Sanwa facility, although no assurances can be given.


SEASONALITY

            The Company's markets are seasonal with sales typically higher in the Company's third quarter due to increased demand from mass market retailers during the year-end holiday season.


FORWARD-LOOKING INFORMATION

            Certain statements or discussions in Management's Discussion and Analysis, including, without limitation, with respect to the Company's ongoing efforts to reduce lower margin sales and its ability to meet its obligations under the Sanwa credit facility, contain or are based on "forward-looking" information (as defined in the Private Securities Litigation and Reform Act of 1995) that involve risk and uncertainties inherent in the Company's business. Actual outcomes are dependent upon the Company's successful performance of internal plans, its ability to meet financial obligations as such obligations become due, customer changes in short range and long range plans, competition in the Company's product areas, continued acceptance of existing products, and the development and acceptance of new products, ongoing relationships with key customers and general economic risks and uncertainties.

















                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1.     Legal Proceedings
------      -----------------

            The Company incorporates by reference all disclosures relating to Legal Proceedings set forth on the Periodic Report on Form 8-K filed by the Company on December 20, 1996 (the "1996 8-K"). With respect to the suit filed by the Company in 1994 against Telular Corporation (discussed in greater detail in the 1996 8- K), argument in front of the United States Court of Appeals for the Federal Circuit took place on January 28, 1997. However, as of the date of this filing, such court has not made any ruling with respect to this matter.


Item 4.     Submission of Matters to a Vote of Security Holders
-------     ---------------------------------------------------

            The following matters were submitted to a vote of security holders during the three month period ended December 31, 1996:

            By written consent dated December 20, 1996, the holders of the Company's common stock as of such date (i) approved and adopted the Company's 1996 Stock Plan and 1996 Non-Employee Directors Stock Option Plan, (ii) adopted the form of the Company's Indemnification Agreement, and (iii) approved, ratified and confirmed the Company's proposed merger with North American Energy of Delaware, Inc.


Item 6.     Exhibits and Reports on Form 8-K
------      --------------------------------

      (a)   Exhibits.

Exhibit 3.1 -   Restated Certificate of Incorporation of the Company
                incorporated by reference from Exhibit 3.1 to the 1996 8-K.

Exhibit 3.2 -   Bylaws of the Company incorporated by reference from Exhibit 3.2 to the 1996 8-K.

Exhibit 4.1 -   Specimen Common Stock Certificate incorporated by reference from Exhibit 4.1 to the 1996 8-K.

Exhibit 4.2 -   Specimen Class A Warrant Certificate incorporated by reference from Exhibit 4.2 to the 1996 8-K.

Exhibit 4.3 -   Specimen Class B Warrant Certificate incorporated by reference from Exhibit 4.3 to the 1996 8-K.



Exhibit 4.4 -   Specimen Class C Warrant Certificate, incorporated by reference from Exhibit 4.4 to the 1996 8-K.

Exhibit 4.5 -   Specimen Class D Warrant Certificate, incorporated by reference from Exhibit 4.5 to the 1996 8-K.

Exhibit 4.6 -   Warrant Agreement between the Company and Continental Stock
                Transfer & Trust Company dated as of December 20, 1996, incorporated by reference from Exhibit 4.6 to the 1996 8-K.

Exhibit 10.1 -  ORA Electronics, Inc. 1996 Stock Plan

Exhibit 10.2 -  Form of ORA Electronics, Inc. 1996 Stock Plan Stock Option
                Grant Agreement

Exhibit 10.3 -  ORA Electronics, Inc. 1996 Non-Employee Directors Stock Option
                Plan

Exhibit 10.4 -  Form of ORA Electronics, Inc. Non-Employee Directors Stock
                Option Agreement

Exhibit 10.5 -  Form of Indemnification Agreement

Exhibit 10.6 -  Employment Agreement dated as of December 19, 1996 by and between the Company and Gershon N. Cooper

Exhibit 10.7 -  Amended and Restated Promissory Note dated December 17, 1996, made by Gershon N. Cooper and Ruth Cooper in favor of the Company.

Exhibit 10.8 -  Promissory Note dated December 6, 1996, made by Gershon N.
                Cooper and Ruth Cooper in favor of the Company.

Exhibit 10.9 -  Amended and Restated Commercial Credit Agreement dated as of
                December 31, 1996, by and among Sanwa Bank California, the Company, Gershon N. Cooper, Ruth Cooper and the Cooper Living Trust.

Exhibit 10.10 - Amended and Restated Security Agreement dated as of December 31,
                1996, by and between the Company and Sanwa Bank California.

Exhibit 10.11 - Secured Promissory Note dated as of February 1, 1989, made by the Company in favor of the Aid Association for Lutherans.

Exhibit 10.12 - Promissory Note dated as of December 23, 1996, made by the
                Company in favor of General Funding Corporation.

Exhibit 11 -    Statement re:  Computation of Earnings Per Share.

Exhibit 27 -    Financial Data Schedule.



      (b)   Reports on Form 8-K.

      One Report on Form 8-K was filed during the period covered by this Quarterly Report on Form 10-Q. The Report on Form 8-K was filed on December 20, 1996 in connection with the merger of North American Energy of Delaware, Inc., a Delaware corporation, into the Registrant.









                                 SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ORA ELECTRONICS, INC.
                                  (Registrant)





Dated:  February 14, 1997         By:
                                      ---------------------------------
                                      John M. Burris, Duly Authorized
                                      Representative and Chief Financial
                                      Officer
















                                EXHIBIT INDEX

Exhibit No.           Description                                   Page No.
------------------------------------------------------------------------------

10.1                  ORA Electronics, Inc. 1996 Stock
                      Plan                                            18

10.2                  Form of ORA Electronics, Inc. 1996
                      Stock Plan Stock Option Grant
                      Agreement                                       31

10.3                  ORA Electronics, Inc. 1996
                      Non-Employee Directors Stock Option
                      Plan                                            35

10.4                  Form of ORA Electronics, Inc.
                      Non-Employee Directors Stock Option
                      Agreement                                       39

10.5                  Form of Indemnification Agreement               43

10.6                  Employment Agreement dated as of
                      December 19, 1996 by and between
                      the Company and Gershon N. Cooper               52

10.7                  Amended and Restated Promissory
                      Note dated December 17, 1996, made
                      by Gershon N. Cooper and Ruth Cooper
                      in favor of the Company                         64

10.8                  Promissory Note dated December 6,
                      1996, made by Gershon N. Cooper and
                      Ruth Cooper in favor of the Company             68

10.9                  Amended and Restated Commercial
                      Credit Agreement dated as of
                      December 31, 1996, by and among
                      Sanwa Bank California, the Company,
                      Gershon N. Cooper, Ruth Cooper and
                      the Cooper Living Trust                         69

10.10                 Amended and Restated Security
                      Agreement dated as of December 31,
                      1996, by and between the Company
                      and Sanwa Bank California                       101

10.11                 Secured Promissory Note dated as of
                      February 1, 1989, made by the Company
                      in favor of Aid Association for
                      Lutherans                                       121

                             ---------------------

Exhibit No.           Description                                   Page No.
------------------------------------------------------------------------------



10.12                 Promissory Note dated as of
                      December 23, 1996, made by the Company
                      in favor of General Funding
                      Corporation                                     132

11                    Statement re:  Computation of
                      Earnings Per Share                              133

27                    Financial Data Schedule                         134





































                                                                  EXHIBIT 10.1



                              ORA ELECTRONICS, INC.
                                 1996 STOCK PLAN


       1. PURPOSE. The purposes of the ORA Electronics, Inc. 1996 Stock Plan ("Plan") are to encourage key personnel of ORA Electronics, Inc. (the "Company") and its subsidiaries to increase their interest in the Company's long-term success, to enhance the profitability and value of the Company for the benefit of its shareholders and to assist the Company and its subsidiaries in attracting, retaining and motivating key personnel by giving suitable recognition for services which contribute materially to the Company's success.

       2. DEFINITIONS. The following definitions shall be applicable throughout the Plan:

            "Act" means the Securities Act of 1933, as amended from time to time.

            "Affiliate" means any parent or subsidiary (as defined in Section 424(e) and (f) of the Code) of the Company.

            "Award" means an Option, Stock Appreciation Right or Other Stock Award.

            "Board" means the Board of Directors of the Company.

            "Change of Control" means, unless the Board otherwise directs by resolution adopted prior thereto, (i) the acquisition by any entity, person or group (other than the Company or its Affiliates or an employee benefit plan maintained by the Company or one of its Affiliates) of beneficial ownership of 20% or more of the outstanding voting stock of the Company; or (ii) the occurrence of a transaction requiring shareholder approval for the acquisition of the Company by the purchase of stock or assets, or by merger, or otherwise; or (iii) the election during any period of 24 months or less of 50% or more of the members of the Board without the approval of the nomination of such members by a majority of the Board consisting of members who were serving at the beginning of such period.

            "Code" means the Internal Revenue Code of 1986, as amended from time to time.











                                   -1-

            "Committee" means the Committee of the Board consisting of two or more directors, each of whom (i) is a "Non-Employee Director" within the meaning of Rule 16b-3, and (ii) is an "outside director" within the meaning of Section 162(m) of the Code, or successor rule or regulation.

            "Company" means ORA Electronics, Inc., a Delaware corporation.

            "Consultant" means any consultant or advisor engaged by the Company who renders bona fide services to the Company or an Affiliate in connection with its business, provided that such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

            "Disability" means permanent and total disability as defined in
       Section 22(e)(3) of the Code.

            "Employee" means any person who is employed by the Company or an Affiliate.

            "Exchange Act" means the Securities Exchange Act of 1934, as amended.

            "Fair Market Value" means for any given day (i) the closing sales price on such date of a share of Stock as reported on the principal securities exchange on which such shares of Stock are then listed or admitted to trading, or as reported on the National Association of Securities Dealers Automated Quotation ("Nasdaq") National Market System, or (ii) if not so reported, the average of the bid and ask prices on such date as reported on the Nasdaq System published in THE WALL STREET JOURNAL, or (iii) if no such quotations are available, as determined by the Committee in good faith in their absolute discretion.

            "Grant Limit" means the total number of shares of Stock that can be issued to any Participant in any fiscal year pursuant to an Award granted hereunder.

            "Incentive Stock Option" means an Option granted by the Committee to an Employee Participant under the Plan which is designated by the Committee as an Incentive Stock Option pursuant to Section 422 of the Code.

            "Non-Qualified Stock Option" means an Option granted by the Committee to a Participant under the Plan which is not designated by the Committee as an Incentive Stock Option.

            "Option" means an Award granted under Section 6 of the Plan.

            "Other Stock Awards" means an Award granted under Section 8 of the Plan.

            "Participant" means any individual designated by the Committee to participate in the Plan.

            "Performance-Based Compensation" means (i) an Option granted at less than 100% of the Fair Market Value of the Stock at the time of grant,
       (ii) a Restricted Stock Award or (iii) a Stock Bonus, in each case which has been granted with the intention that such award will be deductible under Section 162(m) of the Code, or successor provision.

            "Plan" means this ORA Electronics, Inc. 1996 Stock Plan.

            "Restricted Stock Award" means an Award granted under Section 8(a) of the Plan.

            "Rule 16b-3" means Rule 16b-3 promulgated under the Exchange Act, or any successor rule or regulation.

            "Stock" means the common stock of the Company, $.001 par value.

            "Stock Appreciation Right" means an Award granted under Section 7 of the Plan.

            "Stock Bonus" means an Award granted under Section 8(b) of the Plan.

            "Termination Date" means the date an optionee ceases to be employed or engaged by the Company.

       3. ADMINISTRATION. The Plan shall be administered by the Committee. The Committee shall have full power, discretion and authority to interpret, construe and administer the Plan, to prescribe, amend and rescind rules and regulations relating to the Plan, to provide for conditions and assurances deemed necessary or advisable to protect the interests of the Company and to make all other determinations necessary or advisable for the administration of the Plan, to the extent not contrary to the explicit provisions of the Plan. Determinations, interpretations and other actions by the Committee pursuant to the Plan shall be final, conclusive and binding on all persons for all purposes.

       The Committee shall have full power, discretion and authority to establish applicable performance measures for Awards intended to be Performance-Based Compensation, which performance measures shall include one or more of the following: improvements in revenues, earnings per share, profit before taxes, net income or operating income; return on shareholder equity; return on net assets; and stock price performance. Further, the Committee shall determine the specific targets related to each such performance measure and the performance period for each such Award. The Committee shall establish in writing such performance measures, specific targets and performance periods as provided in Section 162(m) of the Code and the regulations promulgated thereunder, or successor provision or regulation.

       The Committee's decisions and determinations under the Plan need not be uniform and may be made selectively among Participants whether or not such Participants are similarly situated. The Committee may, in its discretion, delegate to others responsibilities to assist in administering the Plan.

       In the event that the Board has not designated a Committee, the Plan shall be administered by the Board, and shall exercise all authority granted to the Committee pursuant to the terms of this Plan.

       4. ELIGIBILITY. Any Employee selected by the Committee, except a member of the Committee or a director whose principal employment is not with the Company or an Affiliate, and any Consultant selected by the Committee shall be eligible for Awards contemplated under the Plan except that Consultants shall not be eligible for Incentive Stock Option grants.

       5. STOCK SUBJECT TO PLAN AND GRANT LIMITS. The total number of shares of Stock subject to issuance under the Plan may not exceed 2,000,000, subject to adjustments as provided in the Plan. Shares to be delivered under the Plan may consist, in whole or in part, of authorized but unissued shares or shares purchased by the Company on the open market or by private purchase. The Grant Limit shall equal 150,000 shares, subject to adjustment as provided in Section 10 hereof.

       Except as otherwise provided in the Plan, shares of Stock that are subject to an Option or Stock Appreciation Right which, for any reason, expires or is terminated unexercised as to such shares, and shares of Stock subject to a Restricted Stock Award made under the Plan which are reacquired by the Company pursuant to the Plan, shall again become available for issuance under the Plan.

       6. STOCK OPTIONS. The Committee may grant stock Options alone or in addition to any other Awards granted under the Plan. Options granted under the Plan may be of two types: (i) Incentive Stock Options; and (ii) Non-Qualified Stock Options. Subject to the limitations contained herein with respect to Incentive Stock Options, the Committee may grant Incentive Stock Options, Non-Qualified Stock Options, or both types of Options to a Participant and the Committee shall have complete discretion in determining the number of Options granted to each Participant, subject to the Grant Limit. To the extent that any Option does not qualify as an Incentive Stock Option, it shall constitute a separate Non-Qualified Stock Option. The provisions of Options need not be the same with respect to each Participant granted an Option.

       Each Option shall be set forth in a written agreement, shall be subject to the following terms and conditions and shall contain such additional terms and conditions not inconsistent with the terms of the Plan as the Committee deems appropriate:

            (a) The exercise price of shares subject to any Incentive Stock Option shall not be less than the Fair Market Value of the Stock at the time the Incentive Stock Option is granted; the exercise price of shares subject to any Non-Qualified Stock Option shall be such price as the Committee shall determine on the date on which such Non-Qualified Stock Option is granted, provided that such exercise price may not be less than 85% of the Fair Market Value of the Stock at the time the Non-Qualified Stock Option is granted;

            (b) If the exercise price of a Non-Qualified Stock Option is less than 100% of the Fair Market Value of the Stock at the time the Non-Qualified Stock Option is granted, the Committee may designate such award as Performance-Based Compensation in which event the Committee shall establish performance measures for such award, the specific targets applicable to such measures and the performance period for such award;

            (c) The exercise price of any shares exercised under any Option must be paid in full upon such exercise in cash or stock, or such other form as the Committee may determine;

            (d) The term of each Option shall be fixed by the Committee but no Option may be exercised after the expiration of 10 years from the date such Option is granted;

            (e) In the event that an optionee shall cease to be employed or engaged by the Company or an Affiliate, the vesting of such optionee's

      Options shall immediately and automatically terminate on the Termination Date and if the cessation of employment or engagement is:

                  (1) due to any reason other than due to retirement, Disability or death, such optionee's Options exercisable on the Termination Date shall remain exercisable for 30 days after the Termination Date;

                  (2) due to retirement, such optionee's Options exercisable on the Termination Date shall remain exercisable for three months after the Termination Date;

                  (3) due to a Disability, such optionee's Options exercisable on the Termination Date shall remain exercisable for one year after the Termination Date, or;

                  (4) due to death while employed or engaged by the Company or its Affiliate, or during the three month period following retirement or during the one year period following cessation of employment due to a Disability, the optionee's Options exercisable at the time of death shall remain exercisable for one year after the date of the optionee's death;

      provided, however, that notwithstanding anything herein to the contrary, if any Option would otherwise expire on an earlier date than described above, such Option shall remain exercisable only until the earlier expiration date;

            (f) Options shall become exercisable at such time or times and subject to such terms and conditions (including, without limitation, installment exercise provisions) as shall be determined by the Committee and if the Committee provides that any Option is exercisable only in installments, the Committee may waive such installment exercise provisions at any time in whole or in part based on any factors as the Committee may determine;

            (g)   Incentive Stock Options may be granted only to Employees;

            (h) In the case of an Incentive Stock Option, the aggregate Fair Market Value (determined as of the time the Option is granted) of the Stock with respect to which Options are exercisable for the first time by any Employee during any calendar year (under all such plans of the Company and its Affiliates) shall not exceed $100,000;

            (i) No Incentive Stock Option shall be granted to a Participant who, at the time the Incentive Stock Option is granted, owns (within the meaning of Section 422 of the Code) Stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any Affiliate unless the exercise price per share of Stock is at least 110% of the Fair Market Value of the Stock at the time the Incentive Stock Option is granted and the Incentive Stock Option by its terms is not exercisable after the expiration of five years from the date of grant;

            (j) No Option shall be sold, transferred, pledged, assigned or otherwise alienated or hypothecated otherwise than by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order as defined in the Code; and

            (k) All Options shall be exercisable during the optionee's lifetime only by the optionee or by a transferee permitted pursuant to Section 6(j) above.

       Anything in the Plan to the contrary notwithstanding, no term of this Plan relating to Incentive Stock Options shall be interpreted, amended or altered, nor shall any discretion or authority granted under the Plan be exercised, so as to disqualify the Plan under Section 422 of the Code or, without the consent of the Participants affected, to disqualify any Incentive Stock Option under Section 422.

       7. STOCK APPRECIATION RIGHTS. The Committee may grant Stock Appreciation Rights alone or in conjunction with all or part of any Option granted under the Plan, subject to the Grant Limit. In the case of a Non-Qualified Stock Option, such Stock Appreciation Rights may be granted either at or after the time of the grant of such NonQualified Stock Option. In the case of an Incentive Stock Option, such Stock Appreciation Rights may be granted only at the time of the grant of the Incentive Stock Option.

       Each Stock Appreciation Right shall be set forth in a written agreement, shall be subject to the following terms and conditions and shall contain such additional terms and conditions not inconsistent with the terms of the Plan as the Committee deems appropriate:

            (a) Subject to subparagraphs (b) and (c) below, a Stock Appreciation Right granted in connection with an Option shall become exercisable and shall lapse according to the same vesting schedule and lapse rules that are established for the Option; a Stock Appreciation Right granted independently of an Option shall become exercisable and shall lapse in accordance with the vesting schedule and lapse rules established by the Committee;

            (b) A Stock Appreciation Right and any related Option shall not be exercisable during the first six months of their terms by any Participant;

            (c) A Stock Appreciation Right shall be exercisable only when the Fair Market Value of the Stock relating to the Stock Appreciation Right exceeds the exercise price thereof;

            (d) If the exercise price of a Stock Appreciation Right is less than 100% of the Fair Market Value of the Stock at the time the Stock Appreciation Right is granted, such award may be designated by the Committee to be PerformanceBased Compensation in which event the Committee shall establish performance measures for such award, the specific targets applicable to such measures and the performance period for such award;

            (e) Upon the exercise of a Stock Appreciation Right with respect to any number of shares of Stock, the holder shall be entitled to receive payment of an amount (subject to subparagraph (f), below) determined by multiplying (i) the difference between the Fair Market Value per share of Stock on the date of exercise and the exercise price of the related Option (or in the case of an Stock Appreciation Right granted independent of an Option, the exercise price of the Stock Appreciation Right as established by the Committee) by (ii) the number of shares in respect of which the Stock Appreciation Right is exercised. At the discretion of the Committee, payment for Stock Appreciation Rights may be made in cash or stock, or in a combination thereof. If payment is made in Stock, the value of such Stock shall be the Fair Market Value determined as of the date of exercise;

            (f) At the time of grant, the Committee may establish, in its sole discretion, a maximum amount per share which will be payable upon exercise of a Stock Appreciation Right;

            (g) Notwithstanding any other provisions of the Plan, the Committee may impose such conditions on exercise of a Stock Appreciation Right (including, without limitation, the right of the Committee to limit the time of exercise to speci fied periods) as may be required to satisfy the requirements of Rule 16b-3;

            (h) The Committee may provide that upon exercise of a Stock Appreciation Right granted in conjunction with an Option, the number of shares of Stock for which the related Option shall be exercisable shall reduce by the number of shares of Stock for which the Stock Appreciation Right shall have been exercised and the number of shares of Stock for which a Stock Appreciation Right shall be exercisable shall be reduced upon any exercise of a related Option by the number of shares of Stock for which such Option shall have been exercised;

            (i) The term of a Stock Appreciation Right granted under the Plan shall not exceed ten years;

            (j) No Stock Appreciation Right granted under the Plan may be sold, transferred, pledged, signed or otherwise alienated or hypothecated otherwise than by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order as defined in the Code, and all Stock Appreciation Rights shall be exercisable during the Participant's lifetime only by the Participant or by a transferee permitted pursuant to Section 7(j) above;

            (k) The Committee may provide, at the time of grant, that such Stock Appreciation Right can be exercised only in the event of a Change of Control, subject to terms and conditions as the Committee may specify at grant.

       8. OTHER STOCK AWARDS. In addition to Options and Stock Appreciation Rights, the Committee may grant Other Stock Awards payable in Stock upon such terms and conditions as the Committee may determine, subject to the provisions of the Plan. Other Stock Awards may include, but are not limited to, the following types of Awards:

            (a) RESTRICTED STOCK AWARDS. The Committee may grant Restricted Stock Awards, each of which consists of a grant of shares of Stock subject to restrictions, terms and conditions not inconsistent with the terms of the Plan, including the Grant Limit, as the Committee deems appropriate, which such restrictions, terms and conditions shall be set forth in written agreements. The Committee may designate a Restricted Stock Award as Performance-Based Compensation in which event the Committee shall establish performance measures for such award, the specific targets applicable to such measures and the performance period for such award. Stock certificates evidencing a Restricted Stock Award shall be issued by the Company in the name of the Participant, and such Participant shall be entitled to all voting rights, rights to dividends and other rights of holders of Stock, subject to the provisions of the Plan. The certificates representing a Restricted Stock Award issued under the Plan and any dividends paid thereon, shall remain in the physical custody of the Company or an escrow holder or be placed in trust until the restrictions imposed under the Plan have lapsed. The Committee may also require that a legend or legends be placed on any certificates representing a Restricted Stock Award to reference the various restric tions imposed on such Stock. If a Restricted Stock Award is granted which requires the payment of an exercise price by the Participant, then such Award must be accepted within a period of 60 days (or such shorter periods as the Committee may specify at grant) after the date of grant. The shares of Stock granted under a Restricted Stock Award may not be sold, transferred, assigned, or otherwise alienated or hypothecated until the lapse or release of restrictions in accordance with the terms of the Restricted Stock Award agreement and the Plan. Prior to the lapse or release of restrictions, all shares of Stock are subject to forfeiture in accordance with conditions as may be determined by the Committee. The provisions of a Restricted Stock Award need not be the same with respect to each recipient.

            (b) STOCK BONUSES. The Committee may grant Stock Bonuses in such amounts as it shall determine from time to time, subject to the Grant Limit. A Stock Bonus shall be paid at such time and be subject to such conditions as the Committee shall determine at the time of the grant of such Stock Bonus. The Committee may designate a Stock Bonus as Performance-Based Compensation in which event the Committee shall establish performance measures for such award, the specific targets applicable to such measures and the performance period for such award. Certificates for shares of Stock granted as a Stock Bonus shall be issued in the name of the Participant to whom such grant was made and delivered to such Participant as soon as practicable after the date on which such Stock Bonus is required to be paid.

       9. GENERAL PROVISIONS. The grant of any Award under the Plan may also be subject to such other provisions (whether or not applicable to any Award granted to any other Participant) as the Committee determines appropriate including, without limitation, provisions to assist the Participant in financing the purchase of Stock through the exercise of Options, provisions for restrictions on resale or other disposition of shares acquired under any Award, provisions giving the Company the right to repurchase Stock acquired under any Award in the event the Participant elects to dispose of such Stock, provisions to comply with compensation expense deductibility under the Code and provisions to comply with federal and state securities laws and federal and state income tax withholding requirements.

       The obligation of the Company to make payment of Awards in Stock or otherwise shall be subject to applicable laws, rules and regulations, and to such approvals by governmental agencies as may be required. The Company shall be under no obligation to register under the Act any of the shares of Stock delivered under the Plan. All certificates for shares of Stock or other securities delivered under the Plan shall be subject to such stock-transfer orders and other restrictions as the Committee may deem advisable under the rules, regulations and other requirements of the Securities and Exchange Commission, any stock exchange upon which the Stock is then listed and any applicable federal or state securities laws, and the Committee may cause a legend or legends to be put on any such certificates to make appropriate reference to such restrictions. The Committee may require each Participant acquiring shares pursuant to an Award under the Plan to represent to and agree with the Company in writing that the Participant is acquiring the Stock without a view to distribution thereof.

       The Company shall have the right to deduct from all Awards, to the extent paid in cash, all federal state or local taxes as required by law to be withheld with respect to such Awards and, in the case of Awards paid in Stock, the Participant or other person receiving such Stock may be required to pay to the Company prior to delivery of such Stock, the amount of any such tax which the Company is required to withhold, if any, with respect to such Stock. At the discretion of the Committee, the Company may accept shares of Stock, or withhold shares of Stock otherwise issuable upon exercise of an Award, of equivalent Fair Market Value in payment of such withholding tax obligations or provide alternative methods of complying with such withholding tax obligations.

       No Employee or other person shall have any claim or right to be granted an Award under the Plan nor, having been selected for the grant of an Award, to be selected for a grant of any other Award. Neither this Plan nor any action taken hereunder shall be construed as giving any Participant any right to be retained in the employ of the Company or its Affiliates.

       Each Participant may file with the Committee a written designation of one or more persons as the beneficiary who shall be entitled to receive the amounts payable with respect to the benefits of an Award, if any, due under the Plan upon such Participant's death. A Participant may, from time to time, revoke or change the beneficiary designation without the consent of any prior beneficiary by filing a new designation with the Committee. The last designation received by the Committee shall be controlling; provided, however, that no designation, or change or revocation therein shall be effective unless received by the Committee prior to the Participant's death, and in no event shall it be effective as of a date prior to such receipt. In the absence of any such designation, benefits remaining unpaid at the Participant's death shall be paid to the Participant's estate.

       Except as otherwise specifically provided in the Plan, no Participant shall be entitled to the privileges of stock ownership in respect of Stock which is subject to an Option, Stock Appreciation Right or Other Stock Award until such Stock has been issued to that Participant upon exercise of an Option or Stock Appreciation Right according to its terms or upon sale or grant of Stock in accordance with an Other Stock Award.

       No Participant or other person shall have any right with respect to this Plan, shares reserved under this Plan, or in any Award, contingent or otherwise, until written evidence of the Award shall have been delivered to the Participant and all the terms, conditions and provisions of the Plan applicable to such Participant have been met.

       10. CHANGES IN CAPITAL STRUCTURE. In the event of changes in the outstanding Stock or in the capital structure of the Company by reason of any stock dividend, stock split, exchange of shares, recapitalization, reorganization, subdivision or consolidation of shares, or other similar transaction, the aggregate number of shares available under the Plan, the number of shares subject to each outstanding Award and the price per share of any Award, shall all be proportionately adjusted. In the event the Company shall be a party to a transaction involving a sale of substantially all of its assets, a merger or a consolidation, the Board shall make such adjustment as shall be necessary or appropriate which may include assumption of Awards by the surviving Company, for their continuation, for the acceleration of vesting and expiration, or for settlement in cash. In the case of dissolution of the Company (other than a dissolution following the sale of substantially all of the Company's assets), the Awards outstanding hereunder shall terminate; provided, however, that each Participant shall have 30 days' prior written notice of such event, during which time the Participant shall have the right to exercise in full any partly or wholly unexercised Award, including the portion not yet exercisable pursuant to the vesting schedule set forth in any Award agreement. In the event of any change in applicable laws or any change in circumstances which results in or would result in any substantial dilution or enlargement of the rights granted to or available for Participants in the Plan, or which otherwise warrants equitable adjustment because it interferes with the intended operation of the Plan, the Committee may make such adjustments or substitutions to Awards or agreements evidencing Awards as the Committee determines appropriate in its sole discretion. Any adjustment in Incentive Stock Options under this Section 10 shall be made only to the extent not constituting a "modification" within the meaning of Section 424(h)(3) of the Code. The Company shall give each Participant notice of an adjustment hereunder and, upon notice, such adjustments shall be conclusive and binding for all purposes.

       11. CHANGE OF CONTROL. Upon the occurrence of an event constituting a Change of Control, the following transactions, in the sole discretion of the Committee, may be triggered: (i) all Options and Stock Appreciation Rights shall become immediately exercisable in full for the remainder of their terms; and
(ii) restrictions on alienation or hypothecation of Stock granted pursuant to a Restricted Stock Award shall lapse and in such case the Participant shall be issued Stock certificates free of any such restrictions.

       12. AMENDMENTS AND TERMINATION. The Board may, from time to time, amend, suspend or terminate the Plan in whole or in part and, if terminated, may reinstate any or all of the provisions of the Plan, except that no amendment, suspension or termination shall be made which would impair the rights of a Participant under an Award theretofore granted, without such Participant's consent. The Board shall obtain stockholder approval of any amendment to this Plan which would be necessary to allow this Plan to continue to meet the conditions of Rule 16b-3 or Sections 162(m) or 422 of the Code.

       13. EFFECTIVE DATE AND TERM. The Plan shall become effective as of December 20, 1996, the date of its adoption by the Board, subject to ratification by the stockholders of the Company within twelve months of the adoption date. Unless sooner terminated by the Committee, the Plan shall continue until December 20, 2006, the tenth anniversary of the Plan's effective date, when it shall terminate and no Award shall be granted under the Plan thereafter. The Plan shall continue in effect, however, insofar as is necessary to complete all the Company's obligations under outstanding Awards and to conclude the administration of the Plan.

       14. GOVERNING LAW. The Plan and all agreements hereunder shall be construed in accordance with and be governed by the laws of the State of Delaware.

                                                                  EXHIBIT 10.2

THESE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES OR BLUE SKY LAWS OF CALIFORNIA OR ANY OTHER STATE AND MAY BE OFFERED AND SOLD ONLY IF REGISTERED PURSUANT TO THE RELEVANT PROVISIONS OF FEDERAL AND STATE SECURITIES OR BLUE SKY LAWS OR IF AN EXEMPTION FROM SUCH REGISTRATION IS APPLICABLE.



                            ORA ELECTRONICS, INC.
                               1996 STOCK PLAN
                        STOCK OPTION GRANT AGREEMENT



Optionee:    ________________


Number of Option Shares: _______


Exercise Price Per Share:  $ ______


Date of Grant:   _______________


Expiration Date:  _______________


Type of Stock Option (check one):
                      _____  Incentive     _____  Non-Qualified



            1. GRANT OF OPTION. ORA Electronics, Inc., a Delaware corporation (the "Company"), hereby grants to the optionee named above ("Optionee") an option ("Option") to purchase the total number of shares of Common Stock of the Company set forth above (the "Shares") at the exercise price per share set forth above (the "Exercise Price"), subject to all of the terms and conditions of this Stock Option Grant Agreement ("Agreement") and the Company's 1996 Stock Plan as it may be amended from time to time (the "Plan"). The Plan is incorporated herein by this reference. Terms defined in the Plan have the same meaning in this Agreement. If designated as an Incentive Stock Option above, this Option is intended to qualify as an "incentive stock option" ("ISO") within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

            2. EXERCISE PERIOD OF OPTION. Subject to the terms and conditions of the Plan and this grant, this Option shall become exercisable as to portions of the Shares as follows:

                                                                 Percentage
      From                          To                           Exercisable
      ----                          --                           -----------


Date of Grant                 Date Prior to First                     0%
                              Anniversary of Date of
                              Grant

First Anniversary             Date Prior to Second                   25%
of Date of Grant              Anniversary of Date of
                              Grant

Second                        Date Prior to Third                    50%
Anniversary of                Anniversary of Date of
Date of Grant                 Grant


Third Anniversary             Date Prior to Fourth                   75%
of Date of Grant              Anniversary of Date of
                              Grant

Fourth                        Expiration                            100%
Anniversary of
Date of Grant

            3. METHOD OF EXERCISE. The Option shall be exercised by the Optionee
(a) by giving written notice to the Secretary of the Company stating the number of shares of Common Stock with respect to which the Option is being exercised and (b) tendering payment of the option price for each share of Common Stock to be purchased. The exercise price of any shares of Common Stock exercised under this Option must be paid in full upon such exercise. Payment shall be made in cash, previously owned shares of Common Stock or such other form of consideration as the Committee may permit. The Optionee's exercise notice provided for in this Section above shall be accompanied by (i) this Agreement (for appropriate endorsement by the Company to reflect such exercise), (ii) an investment letter pursuant to Section 9 below, if then required by the Committee, and (iii) such other agreements and documents as may be reasonably requested by the Company. The certificate(s) evidencing shares of Common Stock purchased pursuant to the terms of this Option shall bear applicable securities laws legends as may be required by the Company and its counsel.

            4. TERMINATION. In the event that the Optionee shall cease to be employed or engaged by the Company or an Affiliate, the vesting hereof shall immediately and automatically terminate on the Termination Date, the unvested portion hereof shall terminate and, if the cessation of employment or engagement is:

            (a)   due to any reason other than as set forth under (b) through
                  (d) below, such portion hereof as is vested on the Termination Date shall remain exercisable for 30 days after the Termination Date;

            (b) due to retirement, such portion hereof as is vested on the Termination Date shall remain exercisable for 3 months after the Termination Date;

            (c) due to a Disability, such portion hereof as is vested on the Termination Date shall remain exercisable for 1 year after the Termination Date; or

            (d) due to death while employed or engaged by the Company or its Affiliate, or during the 3 month period following retirement or during the one year period following cessation of employment due to a Disability, such portion hereof as is vested at the time of death shall remain exercisable for 1 year after the date of the Optionee's death.

            5. NON-TRANSFERABILITY OF OPTION. This Option may not be sold, transferred, pledged, assigned or otherwise alienated or hypothecated otherwise than by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order as defined in the Code.

            6. "AT WILL" STATUS UNCHANGED. If Optionee is an "at will" employee at the time this Option is granted, that status shall remain unchanged after the grant of this Option and the grant of this Option shall not create any obligation on the part of the Company to continue Optionee's employment.

            7. NO RIGHTS AS STOCKHOLDER. Optionee shall have no rights as a stockholder with respect to shares of the Company's Common Stock covered by this Option until the date of the issuance of a stock certificate or stock certificates.

            8. MODIFICATION, TERMINATION AND ADJUSTMENT. The rights of the Optionee are subject to modification, termination and adjustment in certain events as provided in the Plan.

            9. INVESTMENT COVENANT. The Optionee represents and agrees that as a condition to exercise of this Option, the shares of Common Stock of the Company that the Optionee acquires under this Option will be acquired by the Optionee for investment and not with a view to distribution or resale, unless counsel for the Company is then of the opinion that such a representation is not required under the Securities Act of 1933, as amended, or any other applicable law, regulation or rule of any governmental agency.

            IN WITNESS WHEREOF, the parties hereto have executed this Agreement.

                              ORA Electronics, Inc.


                              By ___________________________________

                                  Its ______________________________


ACCEPTANCE BY OPTIONEE:

            The Optionee acknowledges receipt of a copy of the Plan, a copy of which is annexed hereto, and represents that the Optionee is familiar with the terms and provisions thereof. The Optionee hereby accepts this Option subject to all the terms and provisions of the Plan and this Stock Option Grant Agreement. The Optionee hereby agrees to accept as binding, conclusive, and final all decisions and interpretations of the Board and where applicable, the Committee, upon any questions arising under the Plan and this Stock Option Grant Agreement.

                              OPTIONEE:

                              --------------------------------------

                              --------------------------------------
                                         (Printed Name)



                              Optionee Address:

                              --------------------------------------
                              --------------------------------------
                              --------------------------------------

                                                                  EXHIBIT 10.3


                            ORA ELECTRONICS, INC.
                1996 NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN
                ---------------------------------------------


       1. PURPOSE. ORA Electronics, Inc., a Delaware corporation (the "Company"), hereby establishes its 1996 Non-Employee Directors Stock Option Plan (the "Plan"). The purpose of the Plan is to provide non-employee directors with an opportunity to participate in the growth of the Company through stock ownership.

       2. ELIGIBILITY. Only non-employee directors of the Company shall be eligible to participate in the Plan.

       3. STOCK AVAILABLE FOR OPTIONS UNDER THE PLAN. Subject to adjustment as provided in Section 5 hereof, the aggregate number of shares of the common stock of the Company ("Common Stock") as to which options may be granted under the Plan shall not exceed 100,000 shares. Any of such shares which may remain unsold and which are not subject to out standing options at the termination of the Plan shall cease to be reserved for the purpose of the Plan, but until termination of the Plan, the Company shall at all times reserve a sufficient number of shares to meet the requirements of the Plan.

       In the event that any option granted under the Plan shall expire or terminate for any reason, including termination by the voluntary surrender thereof for cancellation, without having been exercised in whole or in part, the unpurchased shares subject thereto shall again be available for options to be granted under the Plan.

       4. STOCK OPTION. The options granted under the Plan shall be evidenced by a written option agreement which shall contain the following terms and conditions:

            a. OPTION PRICE. The option price of shares of Common Stock covered by each option shall be 100% of the fair market value of the Common Stock on the date such option is granted. The fair market value shall be equal to
     (i) the closing sales price on such date of a share of Common Stock as reported on the principal securities exchange on which such shares of Common Stock are then listed or admitted to trading, or as reported on the National Association of Securities Dealers Automated Quotation ("Nasdaq") National Market System, or (ii) if not so reported, the average of the closing bid and ask prices on such date as reported on the Nasdaq System published in THE WALL STREET JOURNAL. In the event that, at the time options are granted pursuant to the terms of this Plan, neither Section 4(a)(i) nor Section 4(a)(ii) apply to the Company's Common Stock, the fair market value of the Company's Common Stock shall be as determined in the reasonable judgment of the Company's Board of Directors.

            b. NUMBER OF SHARES.

                 (i) Each non-employee director shall automatically receive an option to purchase 5,000 shares of Common Stock on the date of his or her first election as a director (the "Initial Grant").

                 (ii) Each year, as of the date of the Annual Meeting of Stockholders of the Company, each non-employee director who has been elected or re-elected or who is continuing as a member of the Board of Directors as of the adjournment of the Annual Meeting (other than any non-employee director eligible for an initial grant pursuant to Section 4(b)(i) hereof by reason of first election at such meeting) shall automatically receive an option to purchase 500 shares of Common Stock (the "Annual Grant").

            c. EXPIRATION AND TERMINATION OF OPTIONS.

                 (i) EXPIRATION. Each option and all rights and obligations thereunder shall, subject to the provisions of Section 4(c)(ii) hereof, expire ten (10) years from the date of grant.

                 (ii) TERMINATION. In the event that an optionee shall cease to be a director of the Company for any reason other than a disability (as defined in Section 22(e)(3) of the Internal Revenue Code of 1986, as amended from time to time, herein "Disability") or death, the vesting of his or her options shall immediately and automatically terminate and the vested portion of the option at the time the optionee ceases to be a director shall be exercisable for one year subsequent to the date the optionee ceased to be a director unless such option would expire pursuant to Section 4(c)(i) hereof at an earlier date, in which case such option shall remain exercisable only until the earlier expiration date. In the event that the optionee shall cease to be a director of the Company due to Disability, the portion of his or her options vested at the date the optionee ceased to be a director shall remain exercisable for five years after such cessation unless such options would expire pursuant to Section 4(c)(i) at an earlier date, in which case such options shall remain exercisable only until the earlier expiration date. In the event that the optionee should die while a director of the Company or during the one year period following resig nation as a director due to Disability, the portion of his or her options vested at the date the optionee ceased to be a director shall remain exercisable for five years after the date of the optionee's death, unless such options would expire pursuant to Section 4(c)(i) at an earlier date, in which case the options shall remain exercisable only until the earlier expiration date.

            d. NON-TRANSFERABILITY OF THE OPTIONS. An option granted under the Plan may not be transferred otherwise than by will or the laws of descent and distribution or as permitted by Rule 16b-3 of the Securities Exchange Act of 1934, as amended, or successor rule or regulation ("Rule 16b-3"). An option granted under the Plan may, during the lifetime of the optionee to whom granted, be exercised only by such optionee, his or her guardian or legal representative, or by a transferee permitted by Rule 16b-3.

            e. EXERCISE OF OPTIONS.

               (i) Subject to the provisions of the Plan, an Initial Grant pursuant to Section 4(b)(i) shall be exercisable as follows:

                                                            Percentage
From                             To                         Exercisable
----                             --                         -----------

Date of Grant            Day prior to 1st                         0%
                         Anniversary

1st Anniversary          Day prior to 2nd                        50%
                         Anniversary

2nd Anniversary          Expiration Date                        100%

            (ii) Subject to the provisions of the Plan, an Annual Grant pursuant to Section 4(b)(ii) shall be exercisable in full beginning on the first anniversary date of the date of grant.

            (iii) Options may be exercised by giving written notice to the Secretary of the Company stating the number of shares of Common Stock with respect to which the option is being exercised and tendering payment therefor. Payment for shares of Common Stock shall be made in full at the time that an option or any part thereof is exercised. Payment may be made
     (i) in cash, or (ii) by delivery of shares of stock of the Company held by optionee, which shares shall be valued, for purposes of payment, at their fair market value on the date of payment, determined in accordance with procedures established in Subsection 4(a).

       5. CAPITAL ADJUSTMENTS AND CHANGES IN THE COMPANY. In the event of any stock dividend, stock split, exchange of shares, recapitalization, subdivision or consolidation of shares, or other similar transaction, the aggregate number of shares available under the Plan, the number of shares subject to each outstanding option and the option price per share, shall all be proportionately adjusted.

       In the event the Company shall be a party to a transaction involving a sale of substantially all its assets, a merger or a consolidation, all then outstanding options under the Plan may be cancelled by the Company as of the effective date of any such transaction by giving notice to each optionee of its intention to do so and by permitting the exercise, during the 30-day period preceding the effective date of such transaction, of all partly or wholly unexercised options in full, including the portion not yet exercisable pursuant to the vesting schedule set forth in Subsection 4(e) above.

       In the case of dissolution of the Company (other than a dissolution following a sale of substantially all of the Company's assets), every option outstanding hereunder shall terminate; provided, however, that each optionee shall have 30 days' prior written notice of such event, during which time the optionee shall have a right to exercise any partly or wholly unexercised option in full, including the portion not yet exercisable pursuant to the vesting schedule set forth in Subsection 4(e) above.

       6. NO OBLIGATION. The granting of an option shall impose no obligation on the Company to continue optionee's service as a director for any period.

       7. LEGAL AND OTHER REQUIREMENTS. The obligation of the Company to issue or transfer shares of Common Stock under options granted under the Plan shall be subject to all applicable laws, regulations, rules and approvals including, but not by way of limitation, the effec tiveness of a registration statement under the Securities Act of 1933, as amended, the qualification of the options and the shares of Common Stock reserved for issuance upon exercise of options under applicable state securities laws, the satisfaction of applicable listing requirements of the principal securities exchange on which the Company's Common Stock is listed or admitted to trading, if deemed necessary or appropriate by the Company, and the payment by the optionee to the Company, upon its demand, of such amount or, in lieu thereof, such number of shares of Common Stock of the Company, as may be requested by the Company for the purpose of satisfying any liability to withhold federal, state or local income or other taxes incurred by reason of the exercise of such options or the delivery of shares of Common Stock incident thereto.

       8. TERMINATION AND AMENDMENT OF PLAN. The Board of Directors, without further action on the part of the stockholders, may suspend, terminate or amend the Plan except that no such action may materially and adversely affect any outstanding option without the consent of the optionee. This Plan may not be amended more than once every six months, other than to comport with changes in the Internal Revenue Code, the Employee Retirement Income Security Act or the rules thereunder.

       9. EFFECTIVE DATE AND DURATION OF PLAN. This Plan shall become effective as of December 20, 1996, the date of its adoption by the Board of Directors ("Effective Date"). No options may be granted under this Plan subsequent to the date which is 10 years from the Effective Date. The Plan shall continue in effect, however, insofar as is necessary to complete all the Company's obligations under outstanding options and to conclude the administration of the Plan.

       10. GOVERNING LAW. The Plan and all agreements hereunder shall be construed in accordance with and be governed by the laws of the State of Delaware.

                                                                  EXHIBIT 10.4

                            ORA ELECTRONICS, INC.
                NON-EMPLOYEE DIRECTORS STOCK OPTION AGREEMENT
                ---------------------------------------------


            This Non-Employee Director Stock Option Agreement (the "Agreement") is made and entered into as of _____________ by and between ORA Electronics, Inc. (the "Company") and ____________ (the "Optionee").

                                  RECITALS

            The Company has adopted its 1996 Non-Employee Directors Stock Option Plan (the "Plan") and, pursuant to such, desires to grant Optionee an option to purchase _________ shares of the common stock, $.001 par value ("Common Stock"), of the Company upon the terms and conditions hereinafter set forth. Capitalized terms used and not defined herein shall have the meanings set forth in the Plan.

                                  AGREEMENT

            In consideration of the promises and of the undertakings of the parties hereto hereinafter set forth, it is hereby agreed:

            1.    GRANT OF OPTION.

            The Company hereby grants Optionee the option to purchase, upon and subject to the terms and conditions of the Plan, all or part of __________ shares of Common Stock of the Company at the price equal to $____ per share.

            2.    TERM OF OPTION.

            This option, subject to the provisions of Section 3 hereof, shall expire on the tenth anniversary of the date on which this option is granted ("Expiration Date").

            3.    TERMINATION.

            In the event that Optionee shall cease to be a director of the Company for any reason, the vesting of this option shall immediately and automatically terminate. In the event that Optionee shall cease to be a director of the Company for any reason other than a disability (as defined in Internal Revenue Code ss. 22(e)(3), herein "Disability") or death, the vested portion of the option at the time Optionee ceases to be a director shall be exercisable for one (1) year subsequent to the date Optionee ceased to be a director unless such option would expire pursuant to Section 2 hereof at an earlier date in which case such option shall remain exercisable only until the earlier expiration date. In the event that Optionee shall cease to be a director of the Company due to Disability, the portion of this option vested at the date Optionee ceased to be a director shall remain exercisable for five (5) years after such cessation unless such option would expire pursuant to Section 2 hereof at an earlier date in which case such option shall remain exercisable only until the earlier expiration date. In the event that Optionee should die while a director of the Company or during the one year period following resignation as a director due to Disability, the portion of this option vested at the date Optionee ceased to be a director shall remain exercisable for five (5) years after the date of Optionee's death, unless this option would expire pursuant to Section 2 hereof at an earlier date, in which case this option shall remain exercisable only until the earlier expiration date.

            4.    NON-TRANSFERABILITY OF OPTION.

            This option may not be transferred otherwise than by will or the laws of descent and distribution or as permitted by Rule 16b-3 of the Securities Exchange Act of 1934, as amended, or successor rule or regulation ("Rule 16b-3"). During the lifetime of Optionee, this option may be exercised only by Optionee, or Optionee's guardian or legal representative or by a transferee permitted by Rule 16b-3.

            5.    EXERCISE OF OPTION.

            (i) Subject to the provisions of the Plan, an Initial Grant pursuant to Section 4(b)(i) of the Plan shall be exercisable as follows:

                                                            Percentage
     From                     To                            Exercisable
     ----                     --                            -----------

Date of Grant           Day prior to                             0%
                        1st Anniversary

1st Anniversary         Day prior to                            50%
                        2nd Anniversary

2nd Anniversary         Expiration Date                        100%

            (ii) Subject to the provisions of the Plan, an Annual Grant pursuant to Section 4(b)(ii) of the Plan shall be exercisable in full beginning on the first anniversary of the date of grant.

            (iii) This option may be exercised by giving written notice to the Secretary of the Company stating the number of shares of Common Stock with respect to which the option is being exercised and tendering payment therefor. Payment for shares of Common Stock shall be made in full at the time that the option, or any part thereof, is exercised. Payment may be made (a) in cash, or
(b) by delivery of shares of stock of the Company held by Optionee, which shares shall be valued, for purposes of payment, at their fair market value on the date of payment, determined in accordance with procedures established in the Plan.

            6.    NO RIGHTS AS SHAREHOLDER.

            Optionee shall have no rights as a shareholder with respect to shares of the Company's Common Stock covered by this option until the date of the issuance of a stock certificate or stock certificates.

            7.    NO OBLIGATION.

            Optionee agrees that the granting of this option shall impose no obligation on the Company to continue Optionee's service as a director for any period.

            8.    MODIFICATION, TERMINATION AND ADJUSTMENT.

            The rights of Optionee are subject to modification, termination and adjustment in certain events as provided in the Plan.

            9.    INCORPORATION BY REFERENCE.

            This Agreement is subject to the terms and provisions of the Plan which is incorporated herein by this reference.

            IN WITNESS WHEREOF, the parties hereto have executed this Agreement.

                                   "COMPANY"

                                   ORA ELECTRONICS, INC.

                                   By ___________________________________

                                      Its _______________________________



                                   "OPTIONEE":

                                   ___________________________________

                                   ___________________________________
                                         [Printed Name]

                                   Optionee Address:

                                   ___________________________________

                                   ___________________________________

                                   ___________________________________

                                                                  EXHIBIT 10.5

                            INDEMNIFICATION AGREEMENT
                            -------------------------


            This Indemnification Agreement ("Agreement") is made as of ____________, 1996, by and between ORA ELECTRONICS, INC., a Delaware corporation (the "Company"), and _____________________ ("Indemnitee"), with reference to the following facts:

            A. Indemnitee is currently serving as a director or officer of the Company.

            B. The Company and Indemnitee recognize the substantial increase in corporate litigation in general, subjecting officers and directors to expensive litigation risks at the same time as the availability and coverage of liability insurance has been severely limited.

            C. Indemnitee does not regard the current protection available to be adequate under the present circumstances to protect him or her against the risks associated with his or her service to the Company and the Company recognizes that Indemnitee and other officers and directors of the Company may not be willing to continue to serve as officers or directors without additional protection.

            D. The Company desires to attract and retain the services of highly qualified individuals, including Indemnitee, to serve as officers and directors of the Company and thus desires to indemnify its officers and directors to provide them with the maximum protection permitted by law.

            THEREFORE, IN CONSIDERATION OF the foregoing premises, the Company and Indemnitee hereby agree as follows:

      1.    INDEMNIFICATION.

            1.1 THIRD PARTY PROCEEDINGS. The Company shall indemnify Indemnitee if Indemnitee is or was a party or is threatened to be made a party to any proceeding (other than an action by or in the right of the Company to procure a judgment in its favor) by reason of the fact that Indemnitee is or was a director, officer, employee or other agent of the Company, or any subsidiary of the Company, and such proceeding relates to any action or inaction on the part of Indemnitee while an officer, director, employee or agent or by reason of the fact that Indemnitee is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including, subject to Section 13 hereof, attorneys' fees and any expenses of establishing a right to indemnification pursuant to this Agreement or under Delaware law), judgments, fines, settlements (if such settlement is approved in advance by the Company, which approval shall not be unreasonably withheld) and other amounts actually and reasonably incurred by Indemnitee in connection with such proceeding if Indemnitee acted in good faith and in a manner Indemnitee reasonably believed to be in or not opposed to the best interests of the Company and, in the case of a criminal proceeding, if Indemnitee had no reasonable cause to believe Indemnitee's conduct was unlawful. The termination of any proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent shall not, of itself, create a presumption that Indemnitee did not act in good faith and in a manner which Indemnitee reasonably believed to be in or not opposed to the best interests of the Company, or with respect to any criminal proceedings, would not create a presumption that Indemnitee had reasonable cause to believe that Indemnitee's conduct was unlawful.

            1.2 PROCEEDINGS BY OR IN THE RIGHT OF THE COMPANY. The Company shall indemnify Indemnitee if Indemnitee was or is a party or is threatened to be made a party to any threatened, pending or completed action by or in the right of the Company or any subsidiary of the Company to procure a judgment in its favor by reason of the fact that Indemnitee is or was a director, officer, employee or other agent of the Company, or any subsidiary of the Company, and such action relates to any action or inaction on the part of Indemnitee while an officer, director or agent, or by reason of the fact that Indemnitee is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including, subject to Section 13 hereof, attorneys' fees and any expenses of establishing a right to indemnification pursuant to this Agreement or under Delaware law) and amounts paid in settlement, in each case to the extent actually and reasonably incurred by Indemnitee in connection with the defense or settlement of the proceeding if Indemnitee acted in good faith and in a manner Indemnitee believed to be in or not opposed to the best interests of the Company, except that no indemnification shall be made with respect to any claim, issue or matter to which Indemnitee shall have been adjudged to have been liable to the Company in the performance of Indemnitee's duty to the Company, unless and only to the extent that the court in which such proceeding is or was pending shall determine upon application that, in view of all the circumstances of the case, Indemnitee is fairly and reasonably entitled to indemnity for expenses and then only to the extent that the court shall determine is proper.

            1.3 SUCCESSFUL DEFENSE ON MERITS. To the extent that Indemnitee has been successful on the merits in defense of any proceeding referred to in
Section 1.1 or 1.2 above, or in defense of any claim, issue or matter therein, the Company shall indemnify Indemnitee against expenses (including attorneys'

fees) actually and reasonably incurred by Indemnitee in connection therewith.

            1.4 CERTAIN TERMS DEFINED. For purposes of this Agreement, references to "other enterprises" shall include employee benefit plans, references to "fines" shall include any excise taxes assessed on Indemnitee with respect to an employee benefit plan and references to "proceeding" shall include any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative. For purposes of this Agreement, references to the "Company" shall include all constituent corporations absorbed in a consolidation or merger as well as the resulting or surviving corporation, so that an Indemnitee who is or was a director, officer, employee or other agent of such a constituent corporation, or who, being or having been such a director, officer, employee or other agent of another corporation, partnership, joint venture, trust or other enterprise, shall stand in the same position under the provisions of this Agreement with respect to the resulting or surviving corporation as an Indemnitee would if he or she had served the resulting or surviving corporation in the same capacity.

      2. AGREEMENT TO SERVE. Indemnitee agrees to serve or continue to serve as a director and/or officer of the Company for so long as he or she is duly elected or appointed or until such time as he or she voluntarily resigns. Indemnitee agrees to tender written notice to the Company at least 30 days prior to voluntarily resigning. The terms of any existing employment agreement between Indemnitee and the Company shall continue in effect but shall be modified or supplemented by the terms of this Agreement. Nothing contained in this Agreement is intended to create in Indemnitee any right to continued employment.

      3.    EXPENSES; INDEMNIFICATION PROCEDURE.

            3.1 ADVANCEMENT OF EXPENSES. The Company shall advance all expenses incurred by Indemnitee in connection with the investigation, defense, settlement (excluding amounts actually paid in settlement of any action, suit or proceeding) or appeal of any civil or criminal action, suit or proceeding referenced in Section 1.1 or 1.2 hereof. Indemnitee hereby undertakes to repay such amounts advanced only if, and to the extent that, it shall be determined ultimately that Indemnitee is not entitled to be indemnified by the Company as authorized hereby. The advances to be made hereunder shall be paid by the Company to Indemnitee within twenty (20) days following delivery of a written request therefor by Indemnitee to the Company.

            3.2 NOTICE OF CLAIM. Indemnitee shall, as a condition precedent to his or her right to be indemnified under this Agreement, give the Company notice in writing as soon as practicable of any claim made against Indemnitee for which indemnification will or could be sought under this Agreement. Notice to the Company shall be directed to the Secretary of the Company at the address shown on the signature page of this Agreement (or such other address as the Company shall designate in writing to Indemnitee). In addition, Indemnitee shall give the Company such information and cooperation as it may reasonably require and as shall be within Indemnitee's power.

            3.3 ENFORCEMENT RIGHTS. Any indemnification provided for in Section 1 shall be made no later than sixty (60) days after receipt of the written request of Indemnitee. If a claim or request under this Agreement, under any statute, or under any provision of the Company's Bylaws providing for indemnification, is not paid by the Company, or on its behalf, within sixty (60) days after written request for payment thereof has been received by the Company, Indemnitee may, but need not, at any time thereafter bring suit against the Company to recover the unpaid amount of the claim or request, and subject to
Section 13, Indemnitee shall also be entitled to be paid for the expenses (including attorneys' fees) of bringing such action. It shall be a defense to any such action (other than an action brought to enforce a claim for expenses incurred in connection with any action, suit or proceeding in advance of its final disposition) that Indemnitee has not met the standards of conduct which make it permissible under applicable law for the Company to indemnify Indemnitee for the amount claimed but the burden of proving such defense shall be on the Company and Indemnitee shall be entitled to receive interim payments of expenses pursuant to Section 3.1 unless and until such defense may be finally adjudicated by court order or judgment for which no further right of appeal exists. The parties hereto intend that, if the Company contests Indemnitee's right to indemnification, the question of Indemnitee's right to indemnification shall be a decision for the court and no presumption regarding whether the applicable standard has been met will arise based on any determination or lack of determination of such by the Company (including its Board of Directors or any committee thereof, independent legal counsel or its stockholders).

            3.4 ASSUMPTION OF DEFENSE. In the event the Company shall be obligated to pay the expenses of any proceeding against Indemnitee, the Company, if appropriate, shall be entitled to assume the defense of such proceeding with counsel approved by Indemnitee, which approval shall not be unreasonably withheld, upon the delivery to Indemnitee of written notice of its election so to do. After delivery of such notice, approval of such counsel by Indemnitee and the retention of such counsel by the Company, the Company will not be liable to Indemnitee under this Agreement for any fees of counsel subsequently incurred by Indemnitee with respect to the same proceeding, unless (i) the employment of counsel by Indemnitee is authorized by the Company, (ii) Indemnitee shall have reasonably concluded that there may be a conflict of interest of such counsel retained by the Company between the Company and Indemnitee in the conduct of such defense, or (iii) the Company ceases or terminates the employment of such counsel with respect to the defense of such proceeding, in any of which events then the fees and expenses of Indemnitee's counsel shall be at the expense of the Company. At all times Indemnitee shall have the right to employ other counsel in any such proceeding at Indemnitee's expense.

            3.5 NOTICE TO INSURERS. If, at the time of the receipt of a notice of a claim pursuant to Section 3.2 hereof, the Company has director and officer liability insurance in effect, the Company shall give prompt notice of the commencement of such proceeding to the insurers in accordance with the procedures set forth in the respective policies. The Company shall thereafter take all necessary or desirable action to cause such insurers to pay, on behalf of the Indemnitee, all amounts payable as a result of such proceeding in accordance with the terms of such policies.

            3.6 SUBROGATION. In the event of payment under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of the Indemnitee, who shall do all things that may be necessary to secure such rights, including the execution of such documents necessary to enable the Company effectively to bring suit to enforce such rights.

      4. EXCEPTIONS. Notwithstanding any other provision herein to the contrary, the Company shall not be obligated pursuant to the terms of this Agreement:

            4.1 CLAIMS INITIATED BY INDEMNITEE. To indemnify or advance expenses to Indemnitee with respect to proceedings or claims initiated or brought voluntarily by Indemnitee and not by way of defense, except with respect to proceedings brought to establish or enforce a right to indemnification under this Agreement or any other statute or law or as otherwise required under the Delaware General Corporation Law, but such indemnification or advancement of expenses may be provided by the Company in specific cases if the Board of Directors has approved the initiation or bringing of such suit; or

            4.2 LACK OF GOOD FAITH. To indemnify Indemnitee for any expenses incurred by Indemnitee with respect to any proceeding instituted by Indemnitee to enforce or interpret this Agreement, if a court of competent jurisdiction determines that such proceeding was not made in good faith or was frivolous; or

            4.3 INSURED CLAIMS. To indemnify Indemnitee for expenses or liabilities of any type whatsoever (including, but not limited to, judgments, fines, ERISA excise taxes or penalties, and amounts paid in settlement) that have been paid directly to Indemnitee by an insurance carrier under a policy of officers' and directors' liability insurance maintained by the Company; or

            4.4 CLAIMS UNDER SECTION 16(B). To indemnify Indemnitee for expenses and the payment of profits arising from the purchase and sale by Indemnitee of securities in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended, or any similar successor statute.

      5. PARTIAL INDEMNIFICATION. If Indemnitee is entitled under any provision of this Agreement to indemnification by the Company for some or a portion of the expenses, judgments, fines or penalties actually or reasonably incurred by Indemnitee in the investigation, defense, appeal or settlement of any civil or criminal action, suit or proceeding, but not, however, for the total amount thereof, the Company shall nevertheless indemnify Indemnitee for the portion of such expenses, judgments, fines or penalties to which Indemnitee is entitled.

      6.    ADDITIONAL INDEMNIFICATION RIGHTS; NONEXCLUSIVITY.

            6.1 SCOPE. Notwithstanding any other provision of this Agreement, the Company hereby agrees to indemnify Indemnitee to the fullest extent permitted by law, including those circumstances in which indemnification would otherwise be discretionary and notwithstanding that such indemnification is not specifically authorized by this Agreement. In the event of any change in any applicable law, statute or rule which narrows the right of a Delaware corporation to indemnify a member of its Board of Directors or an officer, such changes, to the extent not otherwise required by such law, statute or rule to be applied to this Agreement shall have no effect on this Agreement or the parties' rights and obligations hereunder.

            6.2 NON-EXCLUSIVITY. Nothing herein shall be deemed to diminish or otherwise restrict any rights to which Indemnitee may be entitled under the Company's Bylaws, any agreement, any vote of stockholders or disinterested directors, or under the laws of the State of Delaware.

      7. MUTUAL ACKNOWLEDGEMENT. Both the Company and Indemnitee acknowledge that in certain instances, Federal law or applicable public policy may prohibit the Company from indemnifying its directors and officers under this Agreement or otherwise. Indemnitee understands and acknowledges that the Company has undertaken or may be required in the future to undertake with the Securities and Exchange Commission to submit the question of indemnification to a court in certain circumstances for a determination of the Company's right under public policy to indemnify Indemnitee.

      8. OFFICER AND DIRECTOR LIABILITY INSURANCE. The Company shall, from time to time, make the good faith determination whether or not it is practicable for the Company to obtain and maintain a policy or policies of insurance with reputable insurance companies providing the officers and directors of the Company with coverage for losses from wrongful acts, or to ensure the Company's performance of its indemnification obligations under this Agreement. Among other considerations, the Company will weigh the costs of obtaining such insurance coverage against the protection afforded by such coverage. Notwithstanding the foregoing, the Company shall have no obligation to obtain or maintain such insurance if the Company determines in good faith that such insurance is not reasonably available, if the premium costs for such insurance are disproportionate to the amount of coverage provided, if the coverage provided by such insurance is limited by exclusions so as to provide an insufficient benefit, or if Indemnitee is covered by similar insurance maintained by a subsidiary or parent of the Company.

      9. SEVERABILITY. Nothing in this Agreement is intended to require or shall be construed as requiring the Company to do or fail to do any act in violation of applicable law. The Company's inability, pursuant to court order, to perform its obligations under this Agreement shall not constitute a breach of this Agreement. If this Agreement or any portion hereof shall be invalidated on any ground by any court of competent jurisdiction, then the Company shall nevertheless indemnify Indemnitee to the fullest extent permitted by any applicable portion of this Agreement that shall not have been invalidated and the balance of this Agreement not so invalidated shall be enforceable in accordance with its terms.

      10. EFFECTIVE DATES. This Agreement shall be effective as of the date set forth on the first page and may apply to acts or omissions of Indemnitee which occurred prior to such date if Indemnitee was an officer, director, employee or other agent of the Company, or any predecessor corporation or constituent corporation in a merger involving the Company, or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, at the time such act or omission occurred.

      11. COVERAGE. The provisions of this Agreement shall continue as to Indemnitee for any action taken or not taken while serving in an indemnified capacity even though Indemnitee may have ceased to serve in such capacity at the time of any action, suit or other covered proceeding. This Agreement shall be binding upon the Company and its successors and assigns and shall inure to the benefit of Indemnitee and Indemnitee's estate, heirs, legal representatives and assigns.

      12. NOTICE. All notices, requests, demands and other communications under this Agreement shall be in writing and shall be deemed duly given (i) if delivered by hand and receipted for by the addressee, on the date of such receipt, or (ii) if mailed by domestic certified or registered mail with postage prepaid, on the third business day after the date postmarked. Addresses for notice to either party are as shown on the signature page of this Agreement or as subsequently modified by written notice.

      13. ATTORNEYS' FEES. In the event that any action is instituted by Indemnitee under this Agreement to enforce or interpret any of the terms hereof, Indemnitee shall be entitled to be paid all court costs and expenses, including reasonable attorneys' fees, incurred by Indemnitee with respect to such action, unless as a part of such action, the court of competent jurisdiction determines that the action was not instituted in good faith or was frivolous. In the event of an action instituted by or in the name of the Company under this Agreement, or to enforce or interpret any of the terms of this Agreement, Indemnitee shall be entitled to be paid all court costs and expenses, including attorneys' fees, incurred by Indemnitee in defense of such action (including with respect to Indemnitee's counterclaims and cross-claims made in such action), unless as a part of such action the court determines that Indemnitee's defenses to such action were not made in good faith or were frivolous.

      14. GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware, as applied to contracts between Delaware residents entered into and to be performed entirely within Delaware.

      15. CONSENT TO JURISDICTION. The Company and Indemnitee each hereby irrevocably consent to the jurisdiction of the courts of the State of Delaware for all purposes in connection with any action or proceeding which arises out of or relates to this Agreement and agree that any action instituted under this Agreement shall be brought only in the state courts in the State of Delaware.

       16. COUNTERPARTS. This Agreement may be executed in one or more counterparts, all of which taken together shall constitute one instrument.

            IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.



ORA ELECTRONICS, INC.                     Address:

                                          9410 Owensmouth Avenue
                                          Chatsworth, California 91313
By: ________________________

Title: _____________________



INDEMNITEE                                Address:

                                          --------------------------

----------------------------              --------------------------
   -------------------

                                                                  EXHIBIT 10.6

                            EMPLOYMENT AGREEMENT


            This Employment Agreement ("Agreement"), effective as of December 19, 1996 ("Effective Date"), is entered into by and between Gershon N. Cooper ("Executive") and ORA Electronics, Inc., a Delaware corporation (the "Company").

            WHEREAS, Executive serves as Chief Executive Officer, President and Chairman of the Board of the Company; and

            WHEREAS, the Company desires to establish its right to the continued services of Executive, in the capacities described below, on the terms and conditions hereinafter set forth, and Executive is willing to accept such employment on such terms and conditions.

            NOW, THEREFORE, in consideration of the mutual agreements hereinafter set forth, Executive and the Company agree as follows:

            1.    EMPLOYMENT AS PRESIDENT AND CHIEF EXECUTIVE
OFFICER OF THE COMPANY.

                  1.1 DUTIES. The Company does hereby employ Executive as President and Chief Executive Officer of the Company and Executive does hereby accept and agree to such employment. Subject to the supervision and control of the Board of Directors of the Company, Executive shall do and perform all services and acts necessary or advisable to fulfill the duties and responsibilities of President and Chief Executive Officer and shall render such services on the terms set forth herein. In addition, Executive shall have such other executive and managerial powers and duties with respect to the Company and its subsidiaries as may reasonably be assigned to him by the Board, to the extent consistent with his position and status as President and Chief Executive Officer of the Company. Executive agrees to devote substantially all of his working time and efforts exclusively to the business of the Company.

                  1.2 PLACE OF PERFORMANCE. In connection with Executive's employment by the Company, Executive shall be based at the principal executive offices of the Company in Chatsworth, California.

            2. TERM OF AGREEMENT. The term ("Term") of this Agreement shall commence on the Effective Date and shall continue for a period of three (3) years. The Term may be extended by mutual agreement of the parties for successive one year periods on such terms as may be agreed.

            3.    COMPENSATION.

                  3.1 BASE SALARY. The Company shall pay Executive an annual base salary at the rate of $330,000 per year, or such higher amount as the Company may from time to time determine ("Base Salary"), payable in equal biweekly installments or at such other time or times as Executive and the Company shall agree. Except as otherwise provided herein, the Company's obligation to pay Executive's Base Salary under this Agreement shall cease as of the date of termination of Executive's employment.

                  3.2 BONUS. Executive shall be entitled to participate in such bonus plans as the Board of Directors may from time to time adopt.

                  3.3 FRINGE BENEFITS. Executive shall be entitled to participate in any fringe and other benefit programs adopted from time to time by the Company for the benefit of its executive employees, including but not limited to vacation, reimbursement of business expenses, medical and similar plans. Additionally, Executive shall be entitled to an annual automobile allowance of $12,000, payable in equal monthly installments of $1,000 per month.

                  3.4 CONSULTING AGREEMENT. Commencing on the expiration of the Term of this Agreement or any extension thereof, or, if earlier, the date of termination of Executive's employment hereunder for any reason other than death, Executive hereby agrees to render consulting services to the Company and the Company agrees to accept such services and to pay Executive a consulting fee at the rate of $250,000 per year, payable in equal biweekly installments, such services to be provided at such time or times and in such manner as Executive and the Company shall agree. It is expressly understood that the non-competition, confidentiality and non-solicitation provisions hereof shall be applicable during the three year term of the consulting services. During such term, Executive's reporting obligations pursuant to the consulting agreement shall be limited to the Chairman of the Board of Directors of the Company or the Company's President, as determined by the Board of Directors, or such other person as Executive and the Company shall agree.

            4.    TERMINATION OF EXECUTIVE'S EMPLOYMENT.

                  4.1 DEATH. In the event Executive's employment hereunder is terminated by reason of Executive's death, the Company shall pay to Executive's estate any amounts accrued hereunder to the date of death.

                  4.2 DISABILITY. If, as a result of Executive's incapacity due to physical or mental illness ("Disability"), Executive shall have been absent from the full-time performance of his duties with the Company for a period of six (6) consecutive months and, within thirty (30) days after written notice is provided to him by the Company, he shall not have returned to the full-time performance of his duties, Executive's employment under this Agreement may be terminated by the Company for Disability. During any period prior to such termination during which Executive is absent from the full-time performance of his duties with the Company due to Disability, the Company shall continue to pay Executive his Base Salary at the rate in effect at the commencement of such period of Disability.

                  4.3 TERMINATION FOR CAUSE. The Company may terminate Executive's employment under this Agreement for "Cause," at any time prior to expiration of the Term of this Agreement. For this purpose, "Cause" shall mean willful breach of this Agreement, fraud, misappropriation or embezzlement, or other criminal conduct, or habitual neglect to perform Executive's duties. In the event of termination for Cause, Executive's employment may be terminated by the Board of Directors immediately without advance written notice, whereupon this Agreement shall terminate without further obligation by the Company, except for payment of amounts of Base Salary accrued through the date of termination.

                  4.4 TERMINATION BY THE COMPANY OTHER THAN FOR DEATH, DISABILITY OR CAUSE. If Executive's employment is terminated by the Company for any reason other than Executive's death or Disability or for Cause, the Company shall continue to pay Executive upon such termination an amount equal to his Base Salary (less amounts paid under Section 3.4) in effect on the date of termination for the remaining Term of this Agreement as if Executive had remained in the Company's employment during such period at a rate equal to his then Base Salary.

                  4.5 NO MITIGATION REQUIRED. Executive shall not be required in any way to mitigate the amount of any payment or benefit provided for under Subsection 3.4 or in this Section 4, including, but not limited to, by seeking other employment, nor shall the amount of any payment or benefit provided for under Subsection 3.4 or in this Section 4 be reduced by any compensation earned by Executive as the result of employment with or services provided to another employer after the date of Executive's termination, or otherwise.

            5.    ASSIGNMENT OF INTELLECTUAL PROPERTY RIGHTS.

                  5.1 DEFINITION OF "INVENTIONS". As used herein, the term "Inventions" shall mean all inventions, discoveries, improvements, trade secrets, formulas, techniques, data, programs, systems, specifications, documentation, algorithms, flow charts, logic diagrams, source codes, processes, and other information, including worksin-progress, whether or not subject to patent, trademark, copyright, trade secret, or mask work protection, and whether or not reduced to practice, which are made, created, authored, conceived, or reduced to practice by Executive, either alone or jointly with others, during the period of employment with the Company (including, without limitation, all periods of employment with the Company prior to the Effective Date) which (A) relate to the actual or anticipated business, activities, research, or investigations of the Company or (B) result from or is suggested by work performed by Executive for the Company (whether or not made or conceived during normal working hours or on the premises of the Company), or (C) which result, to any extent, from use of the Company's premises or property.

                  5.2 WORK FOR HIRE. Executive expressly acknowledges that all copyrightable aspects of the Inventions (as defined above) are to be considered "works made for hire" within the meaning of the Copyright Act of 1976, as amended (the "Act"), and that the Company is to be the "author" within the meaning of such Act for all purposes. All such copyrightable works, as well as all copies of such works in whatever medium, fixed or embodied, shall be owned exclusively by the Company as of the date of creation, and Executive hereby expressly disclaims any and all interest in any of such copyrightable works and waives any right of DROIT MORALE or similar rights.

                  5.3 ASSIGNMENT. Executive acknowledges and agrees that all Inventions constitute trade secrets of the Company and shall be the sole property of the Company or any other entity designated by the Company. In the event that title to any or all of the Inventions, or any part or element thereof, may not, by operation of law, vest in the Company, or such Inventions may be found as a matter of law not to be "works made for hire" within the meaning of the Act, Executive hereby conveys and irrevocably assigns to the Company, without further consideration, all his right, title and interest, throughout the universe and in perpetuity, in all Inventions and all copies of them, in whatever medium, fixed or embodied, and in all written records, graphics, diagrams, notes, or reports relating thereto in Executive's possession or under his control, including, with respect to any of the foregoing, all rights of copyright, patent, trademark, trade secret, mask work, and any and all other proprietary rights therein, the right to modify and create derivative works, the right to invoke the benefit of any priority under any international convention, and all rights to register and renew same.

                  5.4 PROPRIETARY NOTICES, NO FILINGS, WAIVER OF MORAL RIGHTS. Executive acknowledges that all Inventions shall, at the sole option of the Company, bear the Company's patent, copyright, trademark, trade secret, and mask work notices.

                  Executive agrees not to file any patent, copyright, or trademark applications relating to any Invention, except with prior written consent of an authorized representative of the Company (other than Executive).

                  Executive hereby expressly disclaims any and all interest in any Inventions and waives any right of DROIT MORALE or similar rights, such as rights of integrity or the right to be attributed as the creator of the Invention.

                  5.5 FURTHER ASSURANCES. Executive agrees to assist the Company, or any party designated by the Company, promptly on the Company's request, whether before or after the termination of employment, however such termination may occur, in perfecting, registering, maintaining, and enforcing, in all jurisdictions, the Company's rights in the Inventions by performing all acts and executing all documents and instruments deemed necessary or convenient by the Company, including, by way of illustration and not limitation:

                        5.5.1 Executing assignments, applications, and other documents and instruments in connection with (A) obtaining patents, copyrights, trademarks, mask works, or other proprietary protections for the Inventions and
(B) confirming the assignment to the Company of all right, title and interest in the Inventions or otherwise establishing the Company's exclusive ownership rights therein.

                        5.5.2 Cooperating in the prosecution of patent, copyright, trademark and mask work applications, as well as in the enforcement of the Company's rights in the Inventions, including, but not limited to, testifying in court or before any patent, copyright, trademark or mask work registry office or any other administrative body.

                  Executive will be reimbursed for all out-of-pocket costs reasonably incurred in connection with the foregoing, if such assistance is requested by the Company after the termination of Executive's employment. In addition, to the extent that, after the termination of employment for whatever reason, Executive's technical expertise shall be required in connection with the fulfillment of the aforementioned obligations, the Company will compensate Executive at a reasonable rate for the time actually spent by Executive at the Company's request rendering such assistance.

                  5.6 POWER OF ATTORNEY. Executive hereby irrevocably appoints the Company to be his Attorney-In-Fact to execute any document and to take any action in his name and on his behalf and to generally use his name for the purpose of giving to the Company the full benefit of the assignment provisions set forth above.

                  5.7 DISCLOSURE OF INVENTIONS. Executive will make full and prompt disclosure to the Company of all Inventions subject to assignment to the Company, and all information relating thereto in Executive's possession or under his control as to possible applications and use thereof.

            6.    ASSIGNMENT OF TRADEMARKS

                  6.1 DEFINITION OF "MARKS" AND PRODUCTS. As used herein, the term "Marks" shall mean the name "ORA Electronics, Inc." and all variations thereof, and signatures, designs, and logos incorporating any of the foregoing. As used herein, the term "Products" shall mean all consumer communication and related products and all services related thereto, and any other products or services that the Company may decide to sell or provide at any time or from time to time.

                  6.2 ASSIGNMENT. Executive hereby conveys and irrevocably assigns to the Company all of Executive's right, title and interest in and to the Marks, and any and all variations thereof, throughout the world, including all applications, registrations, and common law rights therein, together with all goodwill symbolized or associated with the aforementioned, and all income, royalties, damages, and payments now or hereafter due or payable in respect thereto, and in and to all causes of action (either in law or in equity) and the right to sue, counterclaim, and recover for past, present, or future infringement of the Marks.

                  6.3 USE OF NAME. Executive hereby agrees that the Company shall have the exclusive right to use or to allow others to use the Marks and any and all variations thereof in connection with the Products or any product, business, service or any other activity similar to or related to the Products. Executive hereby agrees that he will not, and he will not authorize or license others to, use the Marks or any variations of the Marks, in connection with the Products or any product, business, service, or any other activity similar to or related to the Products without the prior written approval of the Company (which must be approved by a majority of the independent board members). Executive further agrees that he will never assert any claims, including but not limited to a claim of infringement, against the Company relating to the use of the Marks or any variations of the Marks.

                  6.4 FURTHER ASSURANCES. Executive agrees to assist the Company, or any party designated by the Company, promptly on the Company's request, whether before or after the termination of employment, however such termination may occur, in perfecting, registering, maintaining, and enforcing, in all jurisdictions, the Company's rights in the Marks by performing all acts and executing all documents and instruments deemed necessary or convenient by the Company, including, by way of illustration and not limitation:

                        6.4.1 Executing assignments, applications and other documents and instruments in connection with (A) obtaining trademark registrations for the Marks or other proprietary protections for the Marks and
(B) confirming the assignment to the Company of all right, title and interest in the Marks or otherwise establishing the Company's exclusive ownership rights therein.

                        6.4.2 Cooperating in the prosecution of trademark applications for the Marks, as well as in the enforcement of the Company's rights in the Marks, including, but not limited to, testifying in court or before any trademark registry office or any other administrative body.

                  Executive will be reimbursed for all out-of-pocket costs reasonably incurred in connection with the foregoing, if such assistance is requested by the Company after the termination of Executive's employment. In addition, to the extent that, after the termination of employment for whatever reason, Executive's technical expertise shall be required in connection with the fulfillment of the aforementioned obligations, the Company will compensate Executive at a reasonable rate for the time actually spent by Executive at the Company's request rendering such assistance. Nothing in this Section 6 shall be construed in any manner to limit in any way the rights granted to the Company in
Section 5.

            7. NO VIOLATION OF THIRD-PARTY RIGHTS. Executive represents, warrants, and covenants that he:

                  7.1 Is not a party to any conflicting agreements with third parties which will prevent him from fulfilling the terms of employment and the obligations of this Agreement;

                  7.2 Does not have in his possession any confidential or proprietary information or documents belonging to others and will not disclose to the Company, use, or induce the Company to use, any confidential or proprietary information or documents of others; and

                  7.3 Agrees to respect any and all valid obligations which he may now have to prior employers or to others relating to confidential information, inventions, or discoveries which are the property of those prior employers or others, as the case may be.

                  Executive has supplied or shall promptly supply to the Company a copy of each written agreement to which Executive is subject (other than any agreement to which the Company is a party) which includes any obligation of confidentiality, assignment of Inventions, or non-competition.

                  Executive agrees to indemnify and save harmless the Company from any loss, claim, damage, cost or expense of any kind (including without limitation, reasonable attorney fees) to which the Company may be subjected by virtue of a breach by Executive of the foregoing representations, warranties and covenants.

            8.    CONFIDENTIAL INFORMATION AND NON-COMPETITION.

                  8.1 CONFIDENTIALITY. Executive acknowledges that in his employment hereunder and thereafter as a consultant, and during prior periods of employment with the Company, he has occupied and will continue to occupy a position of trust and confidence. Executive shall not, except as may be required to perform his duties hereunder or as required by applicable law, without limitation in time, or until such information shall have become public other than by Executive's unauthorized disclosure, disclose to others or use, whether directly or indirectly, any Confidential Information regarding the Company. "Confidential Information" shall mean information about the Company, its subsidiaries and affiliates and their respective clients and customers that is not disclosed by the Company for financial reporting purposes and that was learned by Executive in the course of his employment by the Company, including (without limitation) any proprietary knowledge, trade secrets, data, formulae, information and client and customer lists and all papers, resumes, and records (including computer records) of the documents containing such confidential Information. Executive acknowledges that such Confidential Information is specialized, unique in nature and of great value to the Company, and that such information gives the Company a competitive advantage. Executive agrees to (i) deliver or return to the Company, at the Company's request at any time or upon termination or expiration of his employment or as soon thereafter as possible,









                                   -8-

(A) all documents, computer tapes and disks, records, lists, data, drawings, prints, notes and written information (and all copies thereof) furnished by the Company or prepared by Executive during the term of his employment by the Company and (B) all notebooks and other data relating to research or experiments or other work conducted by Executive in the scope of employment or any Inventions made, created, authored, conceived, or reduced to practice by Executive, either alone or jointly with others, and (iii) make full disclosure relating to any Inventions.

                  8.2 NON-COMPETITION. During the Term of this Agreement and for the three (3) year consulting period commencing at the expiration of the Term hereof or the earlier termination of Executive's employment for any reason other than death, Executive shall not, directly or indirectly, without the prior written consent of the Company, provide consultative services or otherwise provide services to (whether as an employee or a consultant, with or without pay), own, manage, operate, join, control, participate in, or be connected with (as a stockholder, partner, or otherwise), any business, individual, partner, firm, corporation, or other entity that is then a competitor of the Company (each such competitor a "Competitor of the Company"); provided, however, that the "beneficial ownership" by Executive, either individually or as a member of a "group," as such terms are used in Rule 13d of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), of not more than one percent (1%) of the voting stock of any publicly held corporation shall not alone constitute a violation of this Agreement. It is further expressly agreed that the Company will or would suffer irreparable injury if Executive were to compete with the Company or any subsidiary or affiliate of the Company in violation of this Agreement and that the Company would by reason of such competition be entitled to injunctive relief in a court of appropriate jurisdiction and Executive further consents and stipulates to the entry of such injunctive relief in such a court prohibiting Executive from competing with the Company or any subsidiary or affiliate of the Company in violation of this Agreement. Executive and the Company acknowledge and agree that the business of the Company is global in nature, and that the terms of the non-competition agreement set forth herein shall apply on a worldwide basis, and shall specifically apply to each city and county in the State of California and each other state in the United States.

                  8.3 NON-SOLICITATION OF CUSTOMERS AND SUPPLIERS. During the Term of this Agreement and for the three (3) year consulting period commencing at the expiration of the Term hereof or the earlier termination of Executive's employment for any reason other than death, Executive shall not, directly or indirectly, influence or attempt to influence customers or suppliers of the Company or any of its subsidiaries or affiliates, to divert their business to any Competitor of the Company.

                  8.4 NON-SOLICITATION OF EMPLOYEES. Executive recognizes that he possesses and will possess confidential information about other employees of the Company relating to their education, experience, skills, abilities, compensation and benefits, and inter-personal relationships with customers of the Company. Executive recognizes that the information he possesses and will possess about these other employees is not generally known, is of substantial value to the Company in developing its business and in securing and retaining customers, and has been and will be acquired by him because of his business position with the Company. Executive agrees that, during the Term of this Agreement and for a period of three (3) years thereafter, he will not, directly or indirectly, solicit or recruit any employee of the Company for the purpose of being employed by him or by any Competitor of the Company on whose behalf he is acting as an agent, representative or employee and that he will not convey any such confidential information or trade secrets about other employees of the Company to any other person.

            9. SURVIVAL OF PROVISIONS. The obligations contained in Subsections 3.4 and 4.4 and Sections 5, 6 and 8 shall survive the termination or expiration of Executive's employment with the Company and shall be fully enforceable thereafter.

            10. NOTICES. All notices and other communications under this Agreement shall be in writing and shall be given by fax or first class mail, certified or registered with return receipt requested, and shall be deemed to have been duly given three (3) days after mailing, twenty-four (24) hours after transmission of a fax (at the individual's then current fax number) or upon personal delivery to the respective persons named below:

            If to Company:          ORA Electronics, Inc.
                                    9410 Owensmouth Avenue
                                    Chatsworth, CA   91313
                                    Attn: Corporate Secretary

            If to Executive:        Mr. Gershon N. Cooper
                                    c/o ORA Electronics, Inc.
                                    9410 Owensmouth Avenue
                                    Chatsworth, CA 91313

Either party may change such party's address for notices by notice duly given pursuant hereto.

            11. DISPUTE RESOLUTION; ATTORNEYS' FEES. The Company and Executive agree that any dispute arising as to the parties' rights and obligations hereunder, other than with respect to Section 8, shall be resolved by binding arbitration before a private judge to be determined by mutually agreeable means. Each party shall have the right, in addition to any other relief granted by such arbitrator (or by any court with respect to relief granted with respect to Section 8), to attorneys' fees based on a determination by the arbitrator (or, with respect to Section 8, the court) of the extent to which each party has prevailed as to the material issues raised in determination of the dispute.

            12. TERMINATION OF PRIOR AGREEMENTS. This Agreement terminates and supersedes any and all prior agreements and understandings between the parties with respect to Executive's employment and compensation by the Company, but only with respect to the matters expressly addressed herein.

            13. ASSIGNMENT; SUCCESSORS. This Agreement is personal in its nature and neither of the parties hereto shall, without the consent of the other, assign or transfer this Agreement or any rights or obligations hereunder; provided that, in the event of the merger, consolidation, transfer, or sale of all or substantially all of the assets of the Company with or to any other individual or entity, this Agreement shall, subject to the provisions hereof, be binding upon and inure to the benefit of such successor and such successor shall discharge and perform all the promises, covenants, duties and obligations of the Company hereunder.

            14. GOVERNING LAW. This Agreement and the legal relations thus created between the parties hereto shall be governed by and construed under and in accordance with the internal laws of the State of California.

            15. WITHHOLDING. The Company shall make such deductions and withhold such amounts from each payment made to Executive hereunder as may be required from time to time by law, governmental regulation or order.

            16. HEADINGS. Section headings in this Agreement are included herein for convenience of reference only and shall not constitute a part of this Agreement for any other purpose.

            17. WAIVER; MODIFICATION. Failure to insist upon strict compliance with any of the terms, covenants, or conditions hereof shall not be deemed a waiver of such term, covenant, or condition, nor shall any waiver or relinquishment of, or failure to insist upon strict compliance with, any right or power hereunder at any one or more times be deemed a waiver or relinquishment of such right or power at any other time or times. This Agreement shall not be modified in any respect except by a writing executed by each party hereto.

            18. SEVERABILITY. In the event that a court of competent jurisdiction determines that any portion of this Agreement is in violation of any statue or public policy, only the portions of this Agreement that violate such statute or public policy shall be stricken. All portions of this Agreement that do not violate any statute or public policy shall continue in full force and effect. Further, any court order striking any portion of this Agreement shall modify the stricken terms as narrowly as possible to give as much effect as possible to the intentions of the parties under this Agreement.

            19. COUNTERPARTS. This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

            IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by its duly authorized officer, and Executive has hereunto signed this Agreement, as of the date first above written.


                                   Company:

                                   ORA ELECTRONICS, INC.


                                   By: /s/ John M. Burris
                                       ----------------------------
                                   Its: Chief Financial Officer


                                   Executive:


                                   /s/ Gershon N. Cooper
                                   ---------------------------------
                                   Gershon N. Cooper

                                                                  EXHIBIT 10.7

                    AMENDED AND RESTATED PROMISSORY NOTE


            FOR VALUABLE CONSIDERATION, receipt of which is hereby acknowledged, GERSHON N. COOPER and RUTH COOPER, husband and wife, of 4561 Tara Drive, Encino, California 91436, each promise, both jointly and severally, to pay to the order of ALLIANCE RESEARCH CORPORATION, a California corporation, or any subsequent holder of this Note, TWO HUNDRED FORTY-THREE THOUSAND NINE HUNDRED EIGHTY-TWO DOLLARS ($243,982.00) together with interest thereon, such interest being calculated at the rate of FIVE AND FIVE HUNDREDTHS PERCENT (5.05%) PER ANNUM, calculated annually, for a term of THREE (3) YEARS commencing March 31, 1996. This Amended and Restated Promissory Note (the "Note") amends and restates, in its entirety, that certain Promissory Note, dated March 31, 1996, by Gershon N. Cooper and Ruth Cooper in favor of Alliance Research Corporation.

            Gershon N. Cooper and Ruth Cooper each have the right, at any time and from time to time, to prepay, without premiums or penalty, principal or interest due under this Note. Any prepayment shall be deemed to be a prepayment of interest until all interest due at the time of such payment has been paid, at which point any additional prepayment shall be deemed to be a prepayment of principal.

            In the event of default on this Note, Gershon N. Cooper and Ruth Cooper both individually and jointly, waive demand, presentment of payment, protest, notice of protest, dishonor and any defense by reason of any extension of time or other indulgence granted by the holder of this Note, and agree that, if payment on this Note is not made when due or demanded, the holder shall have the right to accelerate and make the entire unpaid balance of principal and interest immediately due and payable. Default is defined as: (a) The violation of any other term, condition or promise of this Note; or (b) A filing by or against Gershon N. Cooper or Ruth Cooper of any bankruptcy proceeding, or any filing of relief of debtors in any court or under any statute.

            If the holder of this Note incurs any costs in the collection or enforcement of this Note, including, without limitation, costs of filing suit and reasonable attorneys' fees, Gershon N. Cooper and Ruth Cooper, both individually and jointly, agree to pay such costs.

            This Note shall be deemed to have been made under, and shall in all respects be governed by, the internal laws of the State of California, and any legal action or proceeding shall be filed within the judicial confines of Los Angeles County, California.



Date: December 17, 1996             /s/ Gershon N. Cooper
                                    _____________________________________
                                    Gershon N. Cooper



Date:  December 17, 1996            /s/ Ruth Cooper
                                    _____________________________________
                                    Ruth Cooper

                                                                  EXHIBIT 10.8

                               PROMISSORY NOTE
                               ---------------

      FOR VALUABLE CONSIDERATION, receipt of which is acknowledged, the undersigned GERSHON N. COOPER and RUTH COOPER, husband and wife, of 4561 Tara Drive, Encino, California 91436 each promise both jointly and severally, to pay to the order of ALLIANCE RESEARCH CORPORATION, a California corporation, or any subsequent holder of this Note, the total sum of TWO HUNDRED EIGHTY THOUSAND EIGHT HUNDRED AND FIFTY-FIVE DOLLARS ($280,855.00) which shall be due on December 1, 1999 and interest on such principal being calculated at the rate of FIVE AND FIVE HUNDREDTHS PERCENT (5.05%) PER ANNUM. The principal and interest are to be paid in full on the due date of this Note or, if this Note is prepaid early, on the date this Note is prepaid in full.

      The entire principal and balance of this Note and accrued and unpaid interest, if any, can be prepaid at any time without penalty.

      In the event of default on this Note, Gershon N. Cooper and Ruth Cooper both individually and jointly, waive demand, presentment of payment, protest, notice of protest, dishonor and any defense by reason of any extension of time or other indulgence granted by the holder of this Note, and agree that, if payment on this Note is not made when due or demanded, the holder shall have the right to accelerate and make the entire unpaid balance of principal and interest immediately due and payable. Default is defined as: (a) Failure to make any payment of principal or interest when due under the terms of this Note; (b) The violation of any other term, condition or promise of this Note; or, (c) A filing by or against Gershon N. Cooper or Ruth Cooper of any bankruptcy proceeding, or any filing of relief of debtors in any court or under any statute.

      If the holder of this Note incurs any costs in the collection or enforcement of this Note, including costs of filing suit and reasonable attorney fees, Gershon N. Cooper and Ruth Cooper, both individually and jointly, agree to pay such costs.

      This Note shall be deemed to have been made under and shall in all respects be governed by, the law of the State of California in force from time to time, and any legal action or proceeding shall be filed within the judicial confines of Los Angeles County, California.


Date: December 6, 1996              /s/ Gershon N. Cooper
                                    -----------------------------------------
                                    Gershon N. Cooper

Date: December 6, 1996              /s/ Ruth Cooper
                                    -----------------------------------------
                                    Ruth Cooper

                                                                  EXHIBIT 10.9

              AMENDED AND RESTATED COMMERCIAL CREDIT AGREEMENT
              ------------------------------------------------


     THIS AMENDED AND RESTATED COMMERCIAL CREDIT AGREEMENT ("Agreement") is made as of December 31, 1996 by and between Sanwa Bank California, a California corporation ("Sanwa"), on the one hand, and ORA Electronics, Inc. a Delaware corporation ("Borrower"), successor-in-interest to Alliance Research Corporation, a California corporation ("Alliance"); Gershon N. Cooper, an individual ("G. Cooper"); Ruth Cooper, an individual ("R. Cooper"); and The Cooper Living Trust Dated April 19, 1990 and amended on December 13, 1994, a revocable trust ("Cooper Trust"), on the other hand. [G. Cooper, R. Cooper and Cooper Trust are sometimes referred to herein collectively as the "Guarantors." Borrower and the Guarantors are sometimes referred to herein collectively as the "Obligors" or singularly as an "Obligor"].


                                    RECITALS

     A. Pursuant to that certain "Line of Credit Agreement" dated as of October 17, 1994, as amended by those certain "Amendment Of Commercial Credit Agreement(s)" dated as of December 19, 1994; March 30, 1995; October 6, 1995; October 31, 1995; December 11, 1995, and October 1, 1996 (collectively, the "Credit Agreement"), Sanwa agreed, inter alia, to make available to Alliance a line of credit (the "Alliance Line"), including a letter of credit sub-facility (the "L/C Facility"), up to the aggregate sum of $5,000,000.00 for Alliance's ongoing working capital needs. [The Credit Agreement together with all of the agreements, instruments and other documents executed in connection therewith shall hereinafter be referred to collectively as the "Alliance Loan Documents"].

    B. The obligations of Alliance under the Alliance Loan Documents, including without limitation, all amounts owed by Alliance to Sanwa under the Alliance Line and the L/C Facility ("Alliance Obligations"), mature on December 31, 1996.

     C. The outstanding balance of the Alliance Obligations as of December 31, 1996 is $3,543,306.60, consisting of principal in the amount of $3,500,000.00; together with interest thereon through December 31, 1996 in the amount of $30,020.84; together with other fees and costs chargeable under the Alliance Loan Documents in the amount of $13,285.83.

     D. The Alliance obligations are guaranteed, jointly and severally, by each of the Guarantors.

         E. Effective as of December 20, 1996, Alliance merged with and into Borrower (the "Merger"), and Borrower has assumed all liabilities and obligations of Alliance to Sanwa, including the Alliance Obligations.

         F. Obligors and Alliance have requested that Sanwa amend and restate the Alliance Loan Documents, including granting Borrower a revolving credit facility and extending the maturity thereof to March 31, 1997, on the terms and conditions set forth below.

         G.    Sanwa is willing to amend and restate the Alliance
Loan Documents only in accordance with all terms and conditions of this Agreement and all documents, instruments and agreements executed in connection herewith (collectively, the "Loan
Documents").

         G. Except as otherwise provided herein, this Agreement shall amend, restate and replace in its entirety the Credit Agreement, and all other Loan Documents shall amend, restate and replace in their entirety all of the Alliance Loan
Documents; provided however, that Sanwa, Guarantors, and Borrower, for itself and as successor-in-interest to Alliance, each desire and agree that in the event that the Merger is in any way (either voluntarily or otherwise) set aside, dissolved, terminated, deferred, reversed, rejected, undone or otherwise unwound at any time during the term of this Agreement, the Alliance Loan Documents shall be revived, reinstated and in full force and effect as though they had never been amended, restated or replaced by this Agreement and the Loan Documents, and shall thereafter remain in full force and effect in accordance with their original terms.

         NOW, THEREFORE, in consideration of: (i) the above recitals and the mutual promises contained in this Agreement;
(ii) the execution of this Agreement and all Loan Documents required to be executed in accordance with this Agreement;
(iii) the satisfaction of all Conditions Precedent set forth in
Article 4 below; and for other and further valuable consideration, the receipt and sufficiency of which is hereby acknowledged, it is hereby agreed as follows:

                           ARTICLE 1 - DEFINITIONS

The following definitions shall be applicable to both the singular and plural forms of the defined terms:

1.1 "Account Debtor" means the Person obligated upon an Account.

1.2 "Accounts" means all rights to the payment of money now owned or hereafter acquired by Borrower, whether due or to become due and whether or not earned by performance, including but not limited to, accounts and chattel paper, and instruments and general intangibles relating to Accounts.

1.3 "Accounts Payable" means accounts due to creditors, including trade creditors, as shown by the books of a business, but not evidenced by notes, drafts or acceptances (open book accounts).

1.4 "Advance" means an extension of credit made under the provisions of Section 2.1 of this Agreement.

1.5 "Affiliate" means any Person which directly or indirectly controls, is controlled by, or is under common control with, another Person. "Control," "controlled by" and "under common control with" mean direct or indirect possession of the power to direct or cause the direction of management or policies (whether through ownership of voting securities, by contract or otherwise); provided that control shall be conclusively presumed when any Person or affiliated group directly or indirectly owns five percent or more of the securities having ordinary voting power for the election of directors of a corporation.

1.6      "Agreement" means this Amended And Restated Commercial
Credit Agreement as it may be amended from time to time.

1.7 "Application" means any of Sanwa's standard form applications executed in connection herewith.

1.8 "Borrowing Base" means the sum of the following amounts and inventory:

         (a)   Sixty percent (60%) of Borrower's Eligible Company
         Accounts; and

         (b)   Thirty-five percent (35%) of Borrower's Eligible
         Inventory.

For purposes of calculating the Borrowing Base, the value of Eligible Company Accounts and Eligible Inventory shall be computed as of the date of the most recently received Borrowing Base Certificate; and the value of Eligible Inventory shall be based upon the lesser of the value stated in the Inventory

Status Certificate Report most recently received by Sanwa or Sanwa's independent determination of the resale value of the Eligible Inventory in such quantities and on such terms as Sanwa may deem appropriate.

1.9 "Borrowing Base Certificate" means the certificate in form and substance satisfactory to Sanwa, substantially in the form of Exhibit "B" hereto, executed by Borrower to evidence the Borrowing Base.

1.10 "Borrowing Notice" has the meaning assigned to such term in Section 2.5 hereof.

1.11 "Business Day" means a day, other than a Saturday or Sunday, on which Sanwa is open for business to the general public.

1.12 "Closinq Date" means the effective date of this Agreement, i.e., December 31, 1996.

1.13 "Credit" means the Line of Credit provided Borrower as more fully described in Section 2.1 of this Agreement.

1.14 "Credit Limit" means the limitation on all Credit extensions defined in Section 2.1 of this Agreement.

1.15 "Draft" means a negotiable draft as described in the Uniform Commercial Code.

1.16     "Eligible Company Account" means a Company Account:

         (a) Arising from the sale or lease of goods or the performance of services by Borrower in the ordinary course of Borrower's business;

         (b) Upon which Borrower's right to receive payment is absolute and not contingent upon the fulfillment of any condition whatever;

         (c) Against which is asserted no defense, counterclaim, discount, or setoff;

         (d) That is an accurate statement of the indebtedness incurred by the Account Debtor;

         (e) Owned by Borrower free and clear of all Liens, rights, claims, and interests of others except security interests in favor of Sanwa;

         (f) That does not arise from a sale or lease to or performance of services for a Related Person;

         (g) That has selling terms not longer than ninety (90) days;

         (h) That is not in default. A Company Account shall be deemed in default upon the occurrence of any of the following:

               (i)    The Company Account is not paid within ninety
               (90) days after the original invoice due date.

               (ii) The Account Debtor suspends business, becomes insolvent, or fails to pay its debts generally as they come due;

               (iii) Any petition is filed by or against the Account Debtor under the Bankruptcy Reform Act, Title 11 of the United States Code or under any other law relating to bankruptcy, insolvency, reorganization or other relief for debtors; or

               (iv) More than twenty percent (20%) of the total balance due of the Accounts of the Account Debtor are not paid within ninety (90) days after the original invoice due date;

         (i) That is not the obligation of an Account Debtor that is the federal government, any state or any political subdivision thereof, unless Borrower has complied in form and substance satisfactory to Sanwa with the Assignment of Claims Act or any successor thereof in effect from time to time, and other applicable laws or regulations;

         (j) That is not the obligation of an Account Debtor located in a foreign country, unless Sanwa consents in writing and the Account is insured by the Foreign Credit Insurance Association or covered by a letter of credit issued or confirmed by a bank located in the United States of America acceptable to Sanwa, each such insurance policy or letter of credit being in form and substance satisfactory to Sanwa;

         (k) That does not at any time, when added to all other Company Accounts that are obligations of the same Account Debtor, result in a total sum that exceeds forty-five percent (45%) of the total balance then due on all Borrower's Accounts, unless approved in writing by Sanwa; and

         (l)   That is otherwise acceptable to Sanwa.

1.17     "Eligible Inventory" means Inventory which is:

         (a) Owned by Borrower free and clear of all Liens, rights, claims, and interests of others, except security interests in favor of Sanwa;

         (b) Located only in the places identified in the Security Agreement;

         (c) In Sanwa's judgment, not obsolete, unsalable, damaged, or unfit for further processing;

         (d) Covered by insurance acceptable to Sanwa which names Sanwa as loss payee thereunder; and

         (e)   Otherwise acceptable to Sanwa.

1.18     "ERISA" means the Employees' Retirement Income Security
Act of 1974, or any successor thereof, in effect from time to time.

1.19 "Expiration Date" means the earlier of: (a) March 31, 1997 and (b) the date Sanwa terminates any obligation to extend credit pursuant to Article 7 of this Agreement. On the Expiration Date, all principal, interest, fees and costs owing under the Agreement and the Loan Documents shall become immediately due and payable in full without further notice.

1.20     "Event of Default" means any event described in Article
7 of this Agreement.

1.21 "GAAP" means generally accepted accounting principles and practices consistently applied.

1.22 "Guaranty" or "Guaranties" means the guaranty or guaranties in form and substance satisfactory to Sanwa executed by Guarantors in favor of Sanwa.

1.23     "Guarantors" means, collectively; (i) G. Cooper,
(ii)     R. Cooper and (iii) Cooper Trust.

1.24 "Inventory" has the meaning assigned to such term in the Security Agreement.

1.25 "Inventory Status Certificate Report" means the report to be furnished by Borrower to Sanwa as required under Section
5.4(d) of this Agreement, in form and substance satisfactory to Sanwa, substantially in the form of Exhibit "C" attached hereto.

1.26 "Lien" means any voluntary or involuntary security interest, mortgage, pledge, claim, charge, encumbrance, title retention agreement, or third party interest, covering all or any part of the property of Borrower or any other Person.

1.27 "Loan Documents" means, individually and collectively, this Agreement, the Guaranties, the Security Agreement, any Application, any other guaranty, security or pledge agreement, any deed of trust, and any other contracts, instruments, addenda and other documents executed in connection with the extensions of Credit which are the subject of this Agreement.

1.28     "Paydowns" means and includes collectively the First
Paydown, the Second Paydown and the Third Paydown described and defined below:

         (a) "First Paydown" means the $1,000,000.00 reduction of the Alliance Line due from Borrower to Sanwa. The First Paydown shall be made by December 31, 1996. As set forth in Section 4.1(k) below, timely payment of the First Paydown is a condition precedent to the effectiveness of this Agreement.

         (b) "Second Paydown" means the reduction by Borrower of the Periodic Maximum Credit Availability under the
         Alliance Loan to not greater than $2,500,000.00.  The
         Second Paydown shall be made by January 31, 1997.

         (c) "Third Paydown" means the reduction by Borrower of the Periodic Maximum Credit Availability under the
         Alliance Loan to not greater than $1,500,000.00. The
         Third Paydown shall be made by February 28, 1997.

1.29 "PBGC" means the Pension Benefit Guaranty Corporation or any successor thereto established under ERISA.

1.30     "Periodic Maximum Credit Availability" means:
(i) $3,500,000.00 during the period from the Closing Date through the earlier of the Termination Date or January 30, 1997; (ii) $2,500,000.00 during the period from January 31, 1997 through the earlier of the Termination Date or February 27, 1997; and (iii) $1,500,000.00 during the period from February 28, 1997 through the Termination Date.

1.31     "Person" means any individual or entity.

1.32 "Plan" means any employee benefit plan of Borrower subject to ERISA.

1.33 "Reference Rate" means the base rate of interest internally or publicly announced or otherwise established by Sanwa from time to time as its "Reference Rate", which serves as a basis or reference point for determining the effective interest rate on certain types of loans making reference thereto. The Reference Rate of Sanwa is only an index used by Sanwa, and Sanwa may make loans to other borrowers bearing interest at, above or below the Reference Rate. Interest shall be calculated daily based on a year of three hundred sixty
(360) days and actual days elapsed based on the Reference Rate in force from time to time. The interest rate on the Advances and other obligations owed under this Agreement shall change automatically when the Reference Rate changes, effective on and as of the date of each such change in the Reference Rate, without notice.

1.34 "Related Person" means any Affiliate of Borrower, or any officer, employee, director or shareholder of Borrower or any Affiliate, or a relative of any of them.

1.35 "Related Person Debt" means all debt owed by Borrower to any Related Person.

1.36 "Security Agreement" means the security agreement executed concurrently or substantially concurrently herewith by Borrower in favor of Sanwa, in form and substance satisfactory to Sanwa.

1.37 "Sublimit" or "Sublimits" means, individually and collectively, the separate limitations on Credit extensions defined in Section 2.1 of this Agreement.

                         ARTICLE 2 - CREDIT FACILITY

2.1 Line of Credit; Advances. Subject to the terms and conditions of this Agreement and the Loan Documents, from time to time prior to the Expiration Date, upon request by Borrower, Sanwa will provide extensions of credit (the "Line of Credit") to Borrower in the form of advances ("Advances"); provided that at no time shall the aggregate principal amount of outstanding Advances exceed the lesser of: (A) the Periodic Maximum Credit Availability, and (B) the Borrowing Base (the "Advance Limit"). In that regard, Sanwa shall, upon the written request of Borrower therefor pursuant to Section 2.5 hereof and subject to the Advance Limit, make Advances to Borrower. Each Advance shall be payable no later than the Expiration Date. Advances shall be used first to pay off the Alliance Obligations in full and, thereafter, for Borrower's normal, customary and reasonable working capital purposes only.

2.2 Credit Limits. If at any time the Advance Limit has been exceeded, Borrower shall immediately, without the necessity of demand by Sanwa, repay such excess or, as Sanwa might specify, cash secure such excess.

2.3 Extension Fees. As further consideration for Sanwa's agreement to enter into this Agreement, unless the Alliance Obligations have been paid in full, Borrower shall pay to Sanwa the following extension fees: (a) On or before December 31, 1996, Borrower shall have paid to Sanwa an extension fee in the amount of $20,000.00, with such payment constituting a condition precedent to the effectiveness of this Agreement as set forth in Article 4 hereof; (b) On or before February 1, 1997, Borrower shall pay to Sanwa a second extension fee in the amount of $5,000.00; and (c) On or before March 1, 1997, Borrower shall pay to Sanwa a final extension fee in the amount of $5,000.00.

2.4      Interest; Fees; Calculations.

         (a) Interest. Interest on the outstanding principal balance of each Advance shall accrue daily from and including the date such Advance is made to but excluding the Expiration Date at a fluctuating rate per annum at all times equal to the Reference Rate plus one-and-three-quarters percent (1.75%). Such interest shall be payable on the first day of each consecutive month, beginning on the first such date after the first Advance and continuing through the Expiration Date and on the Expiration Date, in each case for the period from and including the first day of the immediately preceding calendar month to and including the last day of such month.

         (b) Default Interest. If any amount is not paid when due under this Agreement or any of the Loan Documents, interest shall accrue on such amount from the date it is first due and payable until the date of its payment in full, whether before or after judgment, at a rate per annum equal to the Reference Rate plus four-and-three-quarters percent (4.75%). Borrower shall pay such interest on demand.

         (c) Interest and Fee Computations. Interest, charges, and fees under this Agreement and the other Loan Documents shall be calculated for actual days elapsed on the basis of a 360-day year (which results in higher interest, charge, or fee payments than if a 365-day year were used) based on the Reference Rate in force from time to time. The interest rate on the Advances and other obligations owed under this Agreement shall change automatically when the Reference Rate changes, effective on and as of the date of each such change in the Reference Rate, without notice.

         (d) Collateral Monitoring Fees. Immediately upon demand by Sanwa, Borrower shall pay to Sanwa all collateral monitoring, auditing, investigating and other charges actually incurred by Sanwa and Sanwa's representatives and agents while any of the Alliance obligations remain outstanding. Borrower also authorizes Sanwa to sweep Borrower's accounts to pay all fees, interest and other charges due to Sanwa in accordance with Section 2.6 below.

2.5      Method and Notice of Borrowing.

         (a)   With respect to each Advance made pursuant to
         Section 2.1 above, Borrower shall give to Sanwa at the address specified in Section 9.1 hereof, at least one
         (1) Business Day prior to the date such Advance is requested to be made, a notice of borrowing (a "Borrowing Notice") substantially in the form of Exhibit "A" hereto. Any Notice of Borrowing received by Sanwa after 11:00 a.m. (Los Angeles time) shall be deemed received on the next Business Day. Each Borrowing Notice delivered by Borrower to Sanwa shall be irrevocable.

         (b) Not later than 12:00 noon (Los Angeles time) on the date of each requested Advance and upon satisfaction of all conditions precedent set forth in this Agreement, Sanwa shall make the proceeds thereof available to Borrower in accordance with disbursement instructions received by Sanwa from Borrower.

2.6 Cash Sweep, Account Monitoring and General Provisions as to Payments. Subject to the cash sweep provisions set forth below, all payments hereunder shall be made to Sanwa's office set forth in Section 9.1 hereof, or such other location as Sanwa may hereafter designate. Whenever any payment hereunder shall be due on a day which is not a Business Day, such payment shall be made on the first Business Day following such due date and such extension of time shall be taken into account in the computation of any interest, fee or other amounts due hereunder. If the date for any payment or reimbursement hereunder is extended by operation of law or otherwise, interest shall be payable for such extended time. Unless provided otherwise herein or in any of the Loan Documents, all payments shall be made on or before 4:00 p.m. (Los Angeles time) on the date due and if payment is not received by such time such payment will be deemed received on the next succeeding Business Day. Notwithstanding the foregoing, Borrower agrees: (i) to maintain all of its existing bank accounts at Sanwa and to use Sanwa for all of its banking services; (ii) that Sanwa will continue to sweep all funds in Borrower's accounts at Sanwa on a daily basis to reduce the Alliance obligations and all amounts owing under this Agreement; (iii) to comply with all of the cash reporting, monitoring and accounting procedures set forth herein and contained in the Loan Documents; and (iv) to provide Sanwa with reasonable access to Borrower's and Alliance's books and records, and to cooperate with Sanwa, Sanwa's agents and Sanwa's professionals to facilitate the monitoring of Sanwa's collateral.

2.7      Collateral; Guaranties.

         (a) Borrower's obligations hereunder shall be secured by the Security Agreement.

         (b) Borrower's obligations hereunder shall be guaranteed by the Guaranty.

2.8 Taxes. All payments to be made by Borrower hereunder shall be made without set-off or counterclaim and free and clear of and without deduction for or on account of any present or future taxes, levies, imposts, duties, deductions, withholdings or other charges of whatever nature imposed by any governmental authority (foreign or domestic), other than any tax on or measured by the overall net income of Sanwa (collectively, "Taxes"). All Taxes shall be paid by Borrower for its own account prior to the date on which penalties attach thereto, and Borrower shall and does hereby indemnify Sanwa in respect of all Taxes. Should any payment be subject to any Tax and the above provisions either cannot be effected or do not result in Sanwa actually receiving an amount equal to the full amount provided for hereunder, Borrower shall pay to Sanwa such additional amounts as may be necessary to ensure that Sanwa receives a net amount equal to the full amount which it would have received had payment not been made subject to such Tax.

Borrower shall deliver to Sanwa evidence satisfactory to Sanwa
(including all relevant tax receipts) that any such Tax has been duly remitted to the appropriate authority.

2.9 Increased Costs. If any law, rule or regulation of any governmental authority (domestic or foreign), any change therein, or the interpretation or application thereof by any court or by any governmental authority charged with the interpretation or administration thereof (whether or not having the force of law):

         (i) imposes, modifies or deems applicable any tax, duty, reserve, special deposit or similar requirement against assets held by, or deposits in or for the account of, or loans by, Sanwa, including any increase in capital required or expected to be maintained by Sanwa or any entity controlling Sanwa, with respect to the Credit, or

         (ii) imposes upon Sanwa any other condition with respect to this Agreement and/or any of the Loan Documents,

and the result of any of the foregoing is to increase the cost to Sanwa, reduce the income receivable by Sanwa or impose any expense upon Sanwa with respect to the Credit, interest thereon or any other amount payable hereunder by an amount which Sanwa deems to be material, Sanwa shall from time to time notify Borrower of the amount determined in good faith by Sanwa (which determination shall be presumed to be correct) to be necessary to compensate Sanwa for such increase in cost, reduction in income or additional expense. Borrower shall pay such amount to Sanwa within ten (10) Business Days of Borrower's receipt of such notice, and Sanwa shall have the right, without notice and without a ten (10) day waiting period, to sweep said amounts from Borrower's accounts at Sanwa pursuant to Section 2.6 herein.

2.10 Illegality. If, after the date of this Agreement, the adoption of any applicable law, rule or regulation or any change therein, or any change in the interpretation or administration thereof by any governmental authority charged with the interpretation or administration thereof, or compliance by Sanwa with any request or directive (whether or not having the force of law) of any such governmental authority shall make it unlawful or impossible for Sanwa to make Advances, Sanwa shall forthwith so notify Borrower. Upon receipt of such notice, Sanwa's obligation to make Advances shall be suspended and Borrower shall within thirty (30) days of the date of such notice repay in full the then outstanding principal amount of all Advances.

                 ARTICLE 3 - REPRESENTATIONS AND WARRANTIES

Borrower (and Guarantors where specified) represents and warrants that as of the Closing Date and the date of each extension of credit under the Credit:

3.1 Due Organization; Successor to Alliance. Borrower is duly organized and validly existing in good standing under the laws of the jurisdiction of its organization, is duly qualified to conduct business in each jurisdiction where failure to so qualify would have a material adverse effect on its business, is the successor-in-interest to Alliance, and has assumed all liabilities and obligations of Alliance including, but not limited to, the Alliance obligations.

3.2 Validity this Agreement and Enforceability. The execution, delivery and performance of this Agreement and all Loan Documents executed by Borrower and Guarantors are within Borrower's and Guarantors' powers, have been duly authorized, and are not in conflict with Borrower's articles of incorporation or by-laws, or the terms of any charter or other organizational document of Borrower; and this Agreement and all such Loan Documents constitute valid and binding obligations of Borrower and Guarantors, enforceable in accordance with their terms.

3.3 Compliance With Applicable Laws. Borrower has complied with all licensing, permit and fictitious name requirements necessary to lawfully conduct the business in which it is engaged and with all laws and regulations applicable to any sales, leases or the furnishing of services by Borrower including without limitation those requiring consumer or other disclosures.

3.4 Governmental Approvals; Licenses, Trademarks. The execution, delivery and performance by Borrower of this Agreement and the Loan Documents do not and will not require any registration with, consent or approval from, or notice to, any foreign, federal, state or local authority, except for the filing of the UCC Financing Statements referred to herein. Borrower has all patents, licenses, trademarks, trademark rights, trade names, trade name rights, copyrights, permits and franchises required in order for Borrower to conduct its business and operate without conflict with the rights of others.

3.5 Import, Export, Other Licenses and Insurance. Borrower will promptly procure all import, export and other licenses essential to the import, export, shipping or warehousing of all goods covered by any documents at any time held by or for Sanwa, will comply with all foreign and domestic governmental regulations pertaining thereto, will keep said goods covered by insurance satisfactory to Sanwa issued by insurers acceptable to Sanwa and naming Sanwa as an additional insured and/or loss payee as Sanwa may require, and will pay all taxes and other charges or expenses upon or with regard to said property.

3.6 No Conflict. The execution, delivery, and performance by Borrower and Guarantors of this Agreement and all Loan Documents to which Borrower and Guarantors are parties are not in conflict with any law, rule, regulation, order or directive, or any indenture, agreement, or undertaking to which Borrower or any Guarantor is a party or by which Borrower or any Guarantor may be bound or affected.

3.7 No Litigation, Claims, or Proceedings. Except as previously disclosed to Sanwa in writing there is no litigation, tax claim, proceeding or dispute pending or, to the knowledge of any Obligor, threatened against or affecting any Obligor or its property.

3.8 Correctness of Financial Statements. Obligors' financial statements dated September 30, 1996, which have been delivered to Sanwa, fairly and accurately reflect each such Obligor's financial condition as of such date, and since such date there has been no material adverse change in such Obligor's financial condition or business.

3.9 No Subsidiaries. Borrower is not a majority owner of or in a control relationship with any other business entity.

3.10 Retail Merchant. If any of Borrower's Inventory is situated in California, Borrower's ability to grant Sanwa a security interest of first priority in Inventory is not restricted by the California Commercial Code.

3.11 Title to Assets. Borrower has good and clear title to its assets, which are not subject to any Liens other than those permitted by the terms of Section 6.2.

3.12 Tax Status. Borrower has filed all tax returns and reports required to be filed and has paid all applicable federal, state and local franchise and income taxes which are due and payable.

3.13 ERISA. Borrower has not incurred any material accumulated funding deficiency within the meaning of ERISA, and has not incurred any material liability to the PBGC in connection with any Plan or other class of benefit which PBGC has elected to insure.

3.14 Environmental Quality. Borrower has complied with all applicable state, federal and local laws and regulations relating to environmental quality; Borrower is not aware that it is under investigation by any state, federal or local agency designed to enforce such laws and regulations.

3.15 Other Laws/Regulations. Borrower is not subject to the Investment Company Act of 1940, the Public Utility Holding Company Act of 1935, the Interstate Commerce Act, or any successor thereof, as any are in effect from time to time, or any other statute or regulation restricting the execution or performance of this Agreement or any of the Loan Documents by Borrowers.

3.16 Labor, Salaries and Wages. All Inventory has been and will be produced in compliance with all applicable state and federal laws and regulations, including but not limited to the Fair Labor Standards Act (including the minimum wage and overtime pay provisions contained therein), or any successor thereof, in effect from time to time. All salaries and wages due in connection therewith have been paid, and no wage claims have been filed by any employee or former employee.

3.17     Indebtedness.  Borrower has no indebtedness other than
(i) normal trade credit for the acquisition of supplies or Inventory, and (ii) the indebtedness evidenced by this Agreement, (iii) any other indebtedness which is disclosed to Sanwa in writing.

                      ARTICLE 4 - CONDITIONS PRECEDENT

4.1      Conditions Precedent to Initial Extension of Credit.
The obligation of Sanwa to be bound by this Agreement is subject to the condition that there shall have been delivered to Sanwa, in form and substance satisfactory to Sanwa, and duly executed as required by Sanwa:

         (a)   This Agreement;

         (b) The Security Agreement and any Application(s) required by Sanwa in connection with such initial extension of Credit;

         (c) Financing statement(s) and other security interest perfection documentation in form and substance satisfactory to Sanwa, duly filed under the Uniform Commercial Code in all jurisdictions as may be necessary, or in Sanwa's judgment, desirable to perfect Sanwa's Liens created under any Loan Document; and all filings, recordings, and other actions that are necessary or advisable, in Sanwa's judgment, in order to establish, perfect, preserve and protect Sanwa's Liens as legal, valid and enforceable Liens having the priority set forth in the Security Agreement; and all property, including without limitation documents of title and certificates of ownership in cases in which possession is required for the perfection of Sanwa's Lien;

         (d) Executed copies of that certain "Agreement and Plan of Merger" or such other agreement by and between Alliance and Borrower evidencing and setting forth the terms and conditions of the merger of Alliance with and into Borrower ("Merger Agreement"), and any other information and/or documentation required by Sanwa to confirm the validity and effectiveness of the merger and Borrower's assumption of Alliance's liabilities to Sanwa;

         (e) Evidence that the Liens in favor of Sanwa are perfected, valid, enforceable, and prior to the rights and interests of others;

         (f)   [Intentionally Omitted];

         (g)   The Guaranty;

         (h) Copies of Borrower's articles of incorporation, by-laws, and resolutions authorizing the execution, delivery and performance by Borrower of this Agreement and the Loan Documents, and recent certificates of good standing from the office of the California Secretary of State, all as certified by Borrower's Secretary and, in the case of the articles of incorporation and the certificate of good standing, by the Secretary of State of the State of California;

         (i) A certificate of Borrower's Secretary as to the incumbency, and setting forth a specimen signature, of each of the persons: (i) who will sign the Loan Documents to which it is party, including any Applications executed from time to time; and (ii) who will, until replaced by other persons duly authorized for that purpose, act as the representative of Borrower for the purpose of signing documents in connection therewith;

         (j)   Execution of appropriate documentation evidencing
         Alliance's assignment to Borrower and Borrower's assumption of all of the Alliance Obligations;

         (k) Evidence that the First Paydown has been made in a manner acceptable to Sanwa;

         (l) Evidence that Borrower has paid to Sanwa on or before December 31, 1996, an extension fee in the amount of $20,000.00;

         (m) Evidence that any insurance required by this Agreement is in effect;

         (n) Payment in full of any fees or other charges due by the Closing Date under the terms of this Agreement or any of the Loan Documents; and

         (o) Such other documents, instruments or agreements as Sanwa may require.

4.2 Conditions Precedent to Each Extension of Credit. The obligation of Sanwa to make any extension of Credit hereunder shall be subject to the following additional conditions precedent:

         (a)   Sanwa shall have received any required Application;

         (b) On the date of such extension of Credit, the representations and warranties of Borrower set forth in
         Article 3 hereof shall be true and correct in all material respects, after giving effect to such extension of Credit, with the same effect as though such representations and warranties had been made on and as of such date, and Borrower shall be deemed to have certified to such effect to Sanwa immediately prior to such extension of Credit with the same effect as if it had delivered to Sanwa at such time a certificate affirming such representations and warranties; and

         (c) on the date of such extension of Credit and after giving effect thereto, no Event of Default or event which would, with the giving of notice or lapse of time constitute an Event of Default shall have occurred and be continuing or would result from such extension of Credit, and Borrower shall be deemed to have certified to such effect to Sanwa immediately prior to such extension of Credit with the same effect as if it had delivered to Sanwa at such time a certificate affirming such matters.

               ARTICLE 5 - AFFIRMATIVE AND FINANCIAL COVENANTS

During the term of this Agreement and until its performance of all obligations to Sanwa, Borrower will, unless Sanwa otherwise consents in writing:

5.1 Use of Proceeds. Use the proceeds of the Credit only for purposes set forth in Article 2 of this Agreement, and not directly or indirectly to purchase or carry any margin stock, as defined from time to time by the Board of Governors of the Federal Reserve System in Federal Regulation U.

5.2      [Intentionally Omitted]

5.3 Notice to Sanwa. Promptly give written notice to Sanwa of:

         (a) Any litigation or administrative or regulatory proceeding affecting Borrower where the amount claimed against Borrower is $25,000.00 or more, or where the granting of the relief requested would have a material adverse effect on Borrower's financial condition or business;

         (b) Any material dispute which may exist between Borrower and any governmental or regulatory authority, foreign or domestic;

         (c)   Any Event of Default;

         (d) Any change in the location of any of Borrower's inventory, property, or places of business or of the establishment of any new, or the discontinuance of any existing, place of business;

         (e) Any other matter which has resulted or might result in a material adverse change in Borrower's financial condition or business.

5.4      Financial Statements and Other Information.  Deliver to
Sanwa in form and detail satisfactory to Sanwa the following financial information, which Borrower warrants shall be accurate and complete in all material respects:

         (a) Accounts. As soon as available but no later than the second Business Day following the last Friday of each week, in form and substance satisfactory to Sanwa, a report showing the aging and reconciliation of Accounts and collections as of the end of the period extending from the last Friday of the preceding week through the last Friday of such week, which report shall be attached to the Borrowing Base Certificate delivered for such period; and if requested by Sanwa, whenever collections on Accounts are delivered to Sanwa, a schedule of the amounts so collected and delivered as of the last day of such period.

         (b) Accounts Payable. As soon as available but no later than fifteen (15) days after the end of each month, in form and substance satisfactory to Sanwa, a statement showing aging of Borrower's accounts payable as of the last day of such period.

         (c) Borrowing Base Certificate. No later than the second Business Day following the last Friday of each week, a Borrowing Base Certificate executed by an authorized officer of Borrower setting forth the amount of Eligible Accounts and Eligible Inventory as of the end of the period extending from the last Friday of the preceding week through the last Friday of such week.

         (d) Inventory Status Certificate Report. As soon as available but no later than the second Business Day following the last Friday of each week (or more frequently if requested by Sanwa), an Inventory Status Certificate Report as of the end of the period extending from the last Friday of the preceding week through the last Friday of such week.

         (e) Inventory Report. No later than two (2) Business Days after the end of each week, if required by Sanwa, statements of Inventory composition and reports of Inventory sales as of the last day of such period.

         (f) Government Required Reports. Promptly after sending, making available, or filing, copies of all reports, proxy statements, and financial statements that Borrower sends or makes available to its stockholders and all registration statements and reports that Borrower files with the Securities and Exchange

         Commission, or any other governmental or regulatory authority.

         (g) Other Information. Such other statements, lists of property and accounts, budgets, forecasts, reports, or other financial information as Sanwa may from time to time reasonably request.

5.5 Existence. Maintain and preserve Borrower's existence, present form of business, and all rights, privileges and franchises necessary or desirable in the normal course of its business; and keep all Borrower's property in good working order and condition, ordinary wear and tear excepted.

5.6 Insurance. Maintain and keep in force insurance with companies acceptable to Sanwa and in such amounts and types as is usual in the business carried on by Borrower, or as Sanwa may reasonably request. Such insurance policies must be in form and substance satisfactory to Sanwa.

5.7 Accounting Records. Maintain adequate books, accounts and records, and prepare all financial statements in accordance with GAAP, and in compliance with the regulations of any governmental or regulatory authority having jurisdiction over Borrower or Borrower's business; and permit employees or agents of Sanwa at such reasonable times as Sanwa may request to inspect Borrower's properties including, without limitation, collateral audits performed by an auditing firm acceptable to Sanwa and at Borrower's expense, and to examine, audit, and make copies and memoranda of Borrower's books, accounts and records.

5.8 Compliance with Laws. Comply with all laws, rules, regulations, orders and directives of any governmental or regulatory authority having jurisdiction over Borrower or Borrower's business, and with all material agreements to which Borrower is a party.

5.9 Taxes and Other Liabilities. Pay all Borrower's obligations when due; pay all taxes and other governmental or regulatory assessments before delinquency or before any penalty attaches thereto, except as may be contested in good faith by the appropriate procedures and for which Borrower shall maintain appropriate reserves; and timely file all required tax returns.

5.10 ERISA Compliance. Comply with the minimum funding requirements of ERISA with respect to any Plan.

5.11 Environmental Quality. Comply with all applicable laws, rules regulations, orders and directives relating to environmental quality.

                       ARTICLE 6 - NEGATIVE COVENANTS

During the term of this Agreement and until Borrower's performance of all obligations to Sanwa, Borrower will not, unless Sanwa otherwise consents in writing:

6.1 Indebtedness. Be indebted for borrowed money, the deferred purchase price of property, or leases which would be capitalized in accordance with GAAP; or become liable as a surety, guarantor, accommodation party or otherwise for or upon the obligation of any other Person, except:

         (a) Indebtedness for the acquisition of supplies or Inventory on normal trade credit;

         (b) Indebtedness for the endorsement of negotiable instruments for deposit or collection in the ordinary course of Borrower's business; and

         (c)   The indebtedness of Borrower under this Agreement.

6.2 Liens. Create, incur, assume or permit to exist any Lien, or grant any other Person a negative pledge, on any of Borrower's property in the aggregate, except:

         (a) Involuntary Liens which, in the aggregate, would not have a material adverse effect on Borrower's financial condition or business;

         (b) Liens for current taxes or other governmental or regulatory assessments which are not delinquent, or which are contested in good faith by the appropriate procedures and for which appropriate reserves are maintained; and

         (c)   Liens in favor of Sanwa.

6.3 Dividends. Pay any dividends, except those payable solely in Borrower's capital stock; or purchase, redeem or otherwise acquire for value or make any other distribution with respect to any of Borrower's capital stock.

6.4 Changes/Mergers. Change its name; liquidate or dissolve, or enter into any consolidation, merger, de-merger, partnership, joint venture or other combination; issue, redeem, purchase, retire or otherwise acquire any shares of any class of capital stock of Borrower or grant or issue any warrant, right or option pertaining thereto or other security convertible into any of the foregoing; reorganize, reclassify or recapitalize its capital stock; prepay any subordinated debt, debt for borrowed money, or debt secured by any permitted Lien, or enter into or modify any agreement as a result of which the terms of payment of any such debt are waived or modified.

6.5 Sale of Assets. Sell, transfer, 1ease or otherwise dispose of any of Borrower's assets except for fair consideration and in the ordinary course of its business; or enter into any sale and leaseback agreement covering any of Borrower's fixed or capital assets.

6.6 Acquisitions. Acquire or purchase all or substantially all the assets or business of any other Person; or acquire or purchase securities, except those permitted under Section 6.7.

6.7 Loan/Investments. Make or suffer to exist any loans, advances, or investments, except:

         (a) Accounts receivable in the ordinary course of Borrower's business;

         (b) Temporary advances to cover incidental expenses to be incurred in the ordinary course of business.

6.8 Transactions with Related Persons. Directly or indirectly enter into any transaction with or for the benefit of a Related Person on terms more favorable to the Related Person than would have been obtainable in an "arm's length" dealing.

6.9 Other Business. Conduct any business other than the business Borrower conducts as of the Closing Date.

                        ARTICLE 7 - EVENTS OF DEFAULT

7.1 Events of Default. The occurrence of any of the following shall (1) terminate any obligation of Sanwa to make or continue the Credit; and (2) at Sanwa's option, make all sums of interest, principal and any other amounts owing under this Agreement and any Loan Document immediately due and payable without notice of default, presentment or demand for payment, protest or notice of nonpayment or dishonor or any other notices or demands; and (3) give Sanwa the right to exercise any other right or remedy provided by contract or applicable law:

         (a) Borrower shall fail to make any payment of principal or interest or to pay any fees or other charges when due under this Agreement or any of the Loan
         Documents, or Borrower or any other Person shall fail to perform any other covenant or obligation under this Agreement or any of the Loan Documents;

         (b) Any representation or warranty made, or financial statement, certificate or other document provided, by Borrower or any Guarantor shall prove to have been false or misleading;

         (c) Borrower or any Guarantor shall fail to pay its debts generally as they become due or shall file any petition or action for relief under any bankruptcy, insolvency, reorganization, moratorium, creditor composition law, or any other law for the relief of or relating to debtors; an involuntary petition shall be filed under any bankruptcy law against Borrower or any Guarantor, or a custodian, receiver, trustee, assignee for the benefit of creditors, or other similar official, shall be appointed to take possession, custody or control of the properties of Borrower or any Guarantor; or the dissolution or termination of the business of Borrower or any Guarantor shall be commenced;

         (d) Borrower or any Guarantor shall fail to perform under any other agreement involving the borrowing of money, the purchase of property, the advance of credit or any other monetary liability of any kind to any Person and such failure shall continue for five (5) days after Sanwa has sent notice thereof to Borrower, or any guaranty of Borrower's obligations to Sanwa shall be revoked or terminated;

         (e) Any governmental or regulatory authority shall take any action, any defined benefit pension plan maintained by Borrower or any Guarantor shall have any unfunded liabilities, or any other event shall occur, any of which, in the judgment of Sanwa, might have a material adverse effect on the financial condition or business of Borrower or any Guarantor;

         (f) Any sale, transfer or other disposition of all or a material part of the assets of Borrower or any Guarantor, including without limitation to any trust or similar entity, shall occur without Sanwa having given its prior written consent thereto, which consent shall not be unreasonably withheld;

         (g) Any Person shall fail to perform its obligations under the terms of any promissory note, contract or other obligation that is held by Sanwa as collateral for the obligations evidenced by the Loan Documents except an Account (as defined in Section 1.2); or Sanwa shall not have a perfected security interest of the priority set forth in the Security Agreement in, or shall deem itself insecure (such insecurity to be based on a commercially reasonable determination by Sanwa) with respect to the value of, any collateral being held for the obligations evidenced by the Loan Documents;

         (h) Any judgment(s) shall be entered against Borrower or any Guarantor, or any involuntary lien(s) of any kind or character shall attach to any assets or property of Borrower or any Guarantor, any of which, in the judgment of Sanwa, might have a material adverse effect on the financial condition or business of Borrower or any Guarantor;

         (i) Without Sanwa's prior written consent, Borrower's shareholders of record as of the Closing Date shall cease to own a majority of the voting interest in Borrower; or any change shall occur in the executive management of Borrower; or any change shall occur in the corporate or legal structure of Borrower;

         (j) Any Guarantor which is a natural person shall die or become incapacitated and Sanwa shall reasonably determine that such death or incapacity has or will result in a material detriment to Borrower's business; or

         (k) Any default under, or violation or breach of the Merger Agreement.

In addition to any other rights or remedies Sanwa may have, and without waiving any of them, if employee wages or payroll taxes have not been paid, Sanwa may, in its sole discretion, establish a reserve in the Borrowing Base in such amount as Sanwa deems necessary to satisfy Borrower's liability therefor.

                        ARTICLE 8 - RELEASE OF CLAIMS

8.1 Release of Claims Against Sanwa. As additional consideration for Sanwa's agreement to enter into this Agreement, Obligors, and each of them, and on behalf of Alliance, for themselves, their heirs, their executors, administrators, employees, representatives, shareholders, predecessors, subsidiaries and/or affiliates, parents, successors-in-interest, transferees, assigns, officers, directors, managers, servants, employees, insurers, underwriters, attorneys, partners and agents, now and in the future, and all persons acting by, through, under or in concert with them, and each of them, hereby release and discharge Sanwa and its respective past, present and future administrators, affiliates, agents, assigns, attorneys, directors, employees, executors, heirs, officers, parents, partners, predecessors, representatives, parents, shareholders, subsidiaries and successors, and each of them; and all persons acting by, through, under or in concert with one or more of them, from any liabilities, claims, obligations, counterclaims, security arrangements, controversies, damages, judgments, awards and actions or causes of action whatsoever, whether known or unknown, liquidated or unliquidated, fixed, contingent, direct or indirect which Obligors ever had, now have or claim or could claim to have upon or against Sanwa arising out of, related to or in any way connected with: (a) the Alliance Obligations, (b) the Alliance Credit Agreement; (c) the Alliance Loan Documents; and (d) Obligors, banking relationship with Sanwa from the beginning of-time through and including the date of execution of this Agreement (the "Released Matters").

8.2 Waiver of the Civil Code Section 1542. Obligors understand and have been advised by their legal counsel of the provisions of Section 1542 of the California Civil Code, which provides as follows:

         "A general release does not extend to claims which the creditor does not know or suspect to exist in his favor at the time of executing the release, which if known by him must have materially affected his settlement with the debtor."

         Obligors, and each of them, understand and hereby waive the provisions of Civil Code Section 1542 and declare that they realize they may have damages they presently know nothing about and that, as to them, they have been released pursuant to this release. The undersigned, and each of them, also declare they understand that Sanwa would not have agreed to enter into this

Agreement if the release provisions contained in this Article 8 did not cover damages and their results which may not yet have manifested themselves or may be unknown to or not anticipated at the present time.

                       ARTICLE 9 - GENERAL PROVISIONS

9.1 Notices. Any notice given by any party under this Agreement or any Loan Document shall be in writing and personally delivered, sent by United States mail, postage prepaid, or sent by telex or other authenticated message, charges prepaid and addressed as follows:

     Notices to Sanwa:        Mr. Jerry Wich
                              Vice President
                              Sanwa Bank of California
                              601 South Figueroa Street
                              Ninth Floor
                              Los Angeles, California 90017
                              Fax No. (213) 896-7387

         With Copies to:      Eugene B. Stern, Esq.
                              Senior Counsel
                              Sanwa Bank of California
                              601 South Figueroa Street
                              Legal Department
                              Los Angeles, California 90017
                              Fax No. (213) 896-7924

                                          -AND-

                              Pillsbury Madison & Sutro, LLP
                              725 So. Figueroa Street, Suite 1200
                              Los Angeles, California 90017
                              Fax No.: (213) 629-1033
                              Attn:  William B. Freeman, Esq.


  Notices to Borrower:        Matthew F. Jodziewicz, Esq.
                              Secretary
                              ORA Electronics, Inc.
                              9410 Owensmouth Avenue
                              P.O. Box 4029
                              Chatsworth, California 91313
                              Fax No. (818) 718-8626

         With a Copy to:      Tabach-Bank & Levenstein
                              1453 Third Street, Suite 250
                              Santa Monica, CA 90401
                              Fax No. (310) 458-2978
                              Attn:  Alan M. Levenstein, Esq.

    Guarantor Notices:        Gershon N. Cooper
                              Ruth Cooper
                              c/o ORA Electronics, Inc.
                              9410 Owensmouth Avenue
                              P.O. Box 4029
                              Chatsworth, California 91313
                              Fax No. (818) 718-1306

         With a Copy to:      Tabach-Bank & Levenstein
                              1453 Third Street, Suite 250
                              Santa Monica, CA 90401
                              Fax No. (310) 458-2978
                              Attn:  Alan M. Levenstein, Esq.

Each party may change the address to which notices, requests and other communications are to be sent by giving written notice of such change to each other party in accordance herewith.

9.2 JURY WAIVER. TO THE MAXIMUM EXTENT NOT PROHIBITED BY LAW, BORROWER, GUARANTORS AND SANWA, EACH FOR ITSELF, ITS OFFICERS, SHAREHOLDERS, PARTNERS, EMPLOYEES, DIRECTORS, AGENTS, AFFILIATES AND SUBSIDIARIES, HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVES ANY RIGHT IT OR ANY OF ITS RELATED PARTIES IDENTIFIED ABOVE MAY HAVE TO A TRIAL BY JURY IN RESPECT TO ANY LITIGATION, DIRECTLY OR INDIRECTLY, AND AT ANY TIME ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS AGREEMENT, ANY OF THE LOAN DOCUMENTS OR ANY OTHER INSTRUMENT EXECUTED OR DELIVERED IN CONNECTION WITH, PURSUANT TO OR IN FURTHERANCE OF THE FOREGOING, OR ANY TRANSACTION CONTEMPLATED THEREBY OR HEREBY.

9.3 Binding Effect. The Loan Documents shall be binding upon and inure to the benefit of Borrower, Guarantors and Sanwa and their successors and assigns; provided, however, that no Obligor may assign or transfer the rights or obligations of such Obligor under this Agreement or any Loan Document without Sanwa's prior written consent. Sanwa reserves the right to sell, assign, transfer, negotiate or grant participations in all or any part of, or any interest in, Sanwa's rights and obligations under this Agreement and/or the Loan Documents. In that connection, Sanwa may disclose all documents and information which Sanwa now or hereafter may have relating to the Credit, Borrower or any Guarantor or their business.

9.4 No Waiver. Any waiver, consent or approval by Sanwa of any Event of Default or breach of any provision, condition or covenant of this Agreement or any Loan Document must be in writing and shall be effective only to the extent set forth in such writing. No waiver of any breach or default shall be deemed a waiver of any later breach or default of the same or any other provision of this Agreement or any Loan Document. No failure or delay on the part of Sanwa in exercising any power, right or privilege under this Agreement or any Loan Document shall operate as a waiver thereof, and no single or partial exercise of any such power, right, or privilege shall preclude any further exercise thereof or the exercise of any other power, right or privilege.

9.5 Rights Cumulative. All rights and remedies existing under this Agreement and the Loan Documents are cumulative with, and not exclusive of, any other rights or remedies available under contract or applicable law.

9.6      Unenforceable Provision.  Any provision of this
Agreement or any Loan Document executed by Borrower or Guarantors which is prohibited or unenforceable in any jurisdiction, shall be so only as to such jurisdiction and only to the extent of such prohibition or unenforceability, but all the remaining provisions of this Agreement and any such Loan
Document shall remain valid and enforceable.

9.7 Governing Law. This Agreement and the Loan Documents shall be governed by and construed in accordance with the laws of the State of California.

9.8 Accounting Terms. All accounting terms and financial covenants and information referenced to or provided herewith shall be determined and prepared in accordance with GAAP as in effect on the date of this Agreement.

9.9 Indemnification. Borrower and Guarantors shall pay and protect, defend and indemnify Sanwa and Sanwa's employees, officers, directors, shareholders, affiliates, correspondents, agents and representatives against, and hold Sanwa and each such other Person harmless from, all claims, actions, proceedings, liabilities, damages, losses, expenses (including, without limitation, attorneys' fees and costs) and other amounts incurred by Sanwa and each such other Person, arising from: (i) the matters contemplated by this Agreement, or any of the Loan Documents; or (ii) any contention that Borrower has failed to comply with any law, rule, regulation, order or directive applicable to Borrower's sales, leases or performance of services to Borrower's customers, including without limitation those sales, leases and services requiring consumer or other disclosures; provided, however, that this indemnification shall not apply to any of the foregoing incurred solely as the result of Sanwa's gross negligence or willful misconduct. This indemnification shall survive the payment and satisfaction of all of Borrower's and Guarantors' obligations and liabilities to Sanwa.

9.10 Reimbursement for Costs and Expenses. Obligors shall reimburse Sanwa for all of its actual attorneys' fees and other actual costs and expenses in connection with: (a) the negotiation, preparation and documentation of this Agreement, the Loan Documents and all other documents executed and/or entered into in connection herewith; (b) the recording of any instrument or document required hereunder to maintain and/or perfect Sanwa's security interests in its collateral; and (c) monitoring its collateral until such time as all of the obligations hereunder have been repaid in full. By executing this Agreement below, Borrower authorizes Sanwa to debit Borrower's account at Sanwa for all of said fees, costs and expenses without further notice.

         In addition, Obligors shall reimburse Sanwa for all costs and expenses, including without limitation reasonable attorneys' fees, expended or incurred by Sanwa in connection with: (a) the amendment and enforcement of this Agreement and the Loan Documents, including without limitation during any workout, attempted workout, and/or in connection with the rendering of legal advice as to Sanwa's rights, remedies and obligations under this Agreement or the Loan Documents, (b) collecting any sum which becomes due Sanwa under this Agreement or any Loan Document, (c) any proceeding for declaratory relief, any counterclaim to any proceeding, any appeal or any arbitration, judicial reference or legal action, or (d) the protection, preservation or enforcement of any rights or remedies of Sanwa.

9.11 Execution in Counterparts. This Agreement may be executed in any number of counterparts which, when taken together, shall constitute but one agreement.

9.12 Entire Agreement; Conflict; Amendments. This Agreement and the Loan Documents are intended by the parties as the final expression of their agreement and therefore contain the entire agreement between the parties and supersede all prior understandings or agreements concerning the subject matter hereof. If there shall exist any conflict between the terms of this Agreement and any Loan Document, unless herein specifically provided to the contrary, the terms of this

Agreement shall control. This Agreement may be amended only in a writing signed by Borrower, Guarantors and Sanwa.

9.13 Setoff. Sanwa shall have a right of setoff against, and Obligors hereby grant a security interest in, all moneys, securities and other property of Obligors now or hereafter in the possession of, or on deposit with Sanwa, whether held in a general or special account or deposit, or for safekeeping or otherwise. Such right is in addition to any right of setoff Sanwa may have by law. All rights of setoff may be exercised without notice or demand to Obligors or any of them. No right of setoff shall be deemed to have been waived by any act or conduct on the part of Sanwa, or by any neglect to exercise such right of setoff, or by any delay in doing so. Every right of setoff shall continue in full force and effect until specifically waived or released by an instrument in writing executed by Sanwa.

9.14 Further Assurances. At any time or from time to time upon the request of Sanwa, Obligors will execute and deliver such further documents and do such other acts as Sanwa may reasonably request in order to effect fully the purposes of the Loan Documents and provide for the payment of Obligors' obligations thereunder and interest thereon in accordance with the terms of the Loan Documents.

9.15 Revival of Alliance Loan Documents. Sanwa, Guarantors, and Borrower, for itself and as successor-in-interest to Alliance, each agree that in the event that the Merger is in any way (either voluntarily or otherwise) set aside, dissolved, terminated, deferred, reversed, rejected, undone or otherwise unwound at any time during the term of this Agreement, the Alliance Loan Documents shall be revived, reinstated and in full force and effect as though they had never been amended, restated or replaced by this Agreement and the Loan Documents, and shall thereafter remain in full force and effect in accordance with their original terms.

9.16 Survival. Notwithstanding any provision herein to the contrary and notwithstanding the occurrence of the Expiration Date, all the agreements, covenants, promises, indemnities and other obligations of Obligors hereunder shall remain in full force and effect so long as any Advance shall remain unpaid.

         IN WITNESS WHEREOF, Borrower, Guarantors and Sanwa have executed this Agreement as of the date set forth in the preamble.


SANWA BANK OF CALIFORNIA


By:   /s/ Jerry Wich
     -----------------------------
         Jerry Wich
         Its: Vice President


ORA ELECTRONICS, INC.


By:   /s/ Gershon N. Cooper
     -----------------------------
         Gershon N. Cooper
         Its: President

By:   /s/ Matthew F. Jodziewicz
     -----------------------------
         Matthew F. Jodziewicz
         Its: Secretary

By:   /s/ John M. Burris
     -----------------------------
         John M. Burris
         Its: Chief Financial Officer


GERSHON N. COOPER

   /s/ Gershon N. Cooper
     -----------------------------
         Gershon N. Cooper


RUTH COOPER

   /s/ Ruth Cooper
     -----------------------------
         Ruth Cooper

THE COOPER LIVING TRUST DATED APRIL 19, 1990


By:   /s/ Gershon N. Cooper
     -----------------------------
         Gershon N. Cooper
         Its: Trustee


By:   /s/ Ruth Cooper
     -----------------------------
         Ruth Cooper
         Its: Trustee


APPROVED AS TO FORM AND CONTENT:

PILLSBURY MADISON & SUTRO LLP
WILLIAM B. FREEMAN
DAVID S. RAUCH


By:    /s/ William Freeman
     -----------------------------
         William B. Freeman
         Attorneys for Sanwa Bank
         California


MATTHEW F. JODZIEWICZ


   /s/ Matthew F. Jodziewicz
     -----------------------------
         Matthew F. Jodziewicz
         Attorney for
         ORA Electronics, Inc.
         Gershon N. Cooper, Ruth Cooper
         and The Cooper Living Trust Dated
         April 19, 1990

                                                                 EXHIBIT 10.10

                     AMENDED AND RESTATED SECURITY AGREEMENT
                     ---------------------------------------

            THIS AMENDED AND RESTATED SECURITY AGREEMENT ("Agreement"), is dated as of December 31, 1996, and is made by ORA ELECTRONICS, INC. ("Grantor"), a Delaware corporation with an office at 9410 Owensmouth Avenue, Chatsworth, California 91311, the successor-in-interest to Alliance Research Corporation, a California corporation ("Alliance"), in favor of SANWA BANK CALIFORNIA, a California corporation (the "Sanwa"). This Agreement is made with reference to the following facts:

                                    RECITALS
                                    --------

            A. As set forth below, Sanwa and the Grantor are concurrently herewith entering into that certain "Amended And Restated Commercial Credit Agreement" of even date herewith (said agreement, as it may hereafter be amended or otherwise modified from time to time, being called the "Credit Agreement"), together with all other documents, instruments and agreements executed in connection with the Credit Agreement (collectively with the Credit Agreement, the "Loan Documents"). All capitalized terms not otherwise defined herein shall have the meanings given for said terms in the Credit Agreement.

            B. It is a condition precedent to the extension of credit by Sanwa under the Credit Agreement that the Grantor shall have granted the security interest contemplated by this Agreement.

            C. Pursuant to that certain "Line of Credit Agreement" dated as of October 17, 1994, as amended by those certain "Amendment Of Commercial Credit Agreement(s)" dated as of December 19, 1994; March 30, 1995; October 6, 1995; October 31, 1995; December 11, 1995, and October 1, 1996 (collectively, the "Alliance Credit Agreement"), Sanwa agreed, inter alia, to make available to Alliance a-line of credit (the "Alliance Line"), including a letter of credit sub-facility (the "L/C Facility"), up to the aggregate sum of $5,000,000.00 for Alliance's ongoing working capital needs. [The Alliance Credit Agreement together with all of the agreements, instruments and other documents executed in connection therewith shall hereinafter be referred to collectively as the "Alliance Loan Documents"].

            D. The obligations of Alliance under the Alliance Loan Documents, including without limitation all amounts owed by Alliance to Sanwa under the Alliance Line and the L/C Facility (the "Alliance Obligations"), mature on December 31, 1996.

            E. Effective as of December 20, 1996, Alliance merged with and into Grantor (the "Merger"), and Grantor taken possession of all assets of Alliance, and Grantor has assumed all liabilities and obligations of Alliance to Sanwa, including the Alliance Obligations.

            F. Except as otherwise provided herein, this Agreement shall amend, restate and replace in their entirety any and all of the Alliance Loan Documents which constitute security agreements, including without limitation: (i) the security agreement contained in the Alliance Credit Agreement,
(ii) that "Security Agreement (Equipment, Inventory And Accounts Receivable -- Blanket Lien)" dated as of February 6, 1989; (iii) that "Security Agreement -- Blanket Lien" dated as of September 20, 1989; (iv) that "Security Agreement-Blanket Lien" dated as of October 2, 1990; M that "Security Agreement Addendum -- Blanket Lien" dated as of September 20, 1991; and
(vi) that "Security Agreement Addendum-- Blanket Lien" dated as of September 30, 1992 (collectively, the "Alliance Security Agreements"); provided however, that Sanwa and Grantor, for itself and as successor-in-interest to Alliance, each desire and agree that in the event that the merger is in any way (either voluntarily or otherwise) set aside, dissolved, terminated, deferred, reversed, rejected, undone or otherwise unwound at any time during the term of this Agreement, the Alliance Loan Documents, including without limitation the Alliance Security Agreements, shall be revived, reinstated and in full force and effect as though they had never been amended, restated or replaced by this Agreement and the Loan Documents, and shall thereafter remain in full force and effect in accordance with their original terms.

            SECTION  1.  Grant of Security.  The Grantor hereby
assigns and pledges to Sanwa, and hereby grants to Sanwa a security interest in, all of the Grantor's right, title and interest in and to the following, whether now owned or hereafter acquired (the "Collateral"):

                  (a) all equipment in all of its forms, wherever located, now or hereafter existing and including all fixtures, and all parts thereof and accessions thereto
      (any and all such equipment, fixtures, parts and accessions being called the "Equipment")

                  (b)   all inventory in all of its,.forms,
      wherever located, now or hereafter existing (including
      (i) all fabric, textiles and related products and raw materials and work in process therefor, finished goods thereof, materials used or consumed in the manufacture or production thereof and all boxes, bolts and other containers in which or on which such inventory is stored,
      (ii) goods in which the Grantor has an interest in mass or a joint or other interest or right of any kind (including goods in which the Grantor has an interest or right as consignee) and (iii) goods that are returned to or repossessed by the Grantor), and all accessions to the foregoing, products thereof and documents therefor, including all warehouse receipts (any and all such inventory, accessions, products and documents being called the "Inventory");

                  (c) all accounts and all instruments, chattel paper, documents, contract rights, notes, bills and general intangibles relating thereto, and all other forms of obligations of customers of Grantor now or hereafter existing and arising out of the sale of goods or the rendition of services by the Grantor, and all rights now or hereafter. existing in and to all security agreements and other contracts securing such accounts, instruments and chattel paper and all products and proceeds of any of the foregoing and all books and records relating to the foregoing (any and all such accounts and related instruments, chattel paper, documents, contract rights, notes, bills, general intangibles, obligations, security agreements, products, proceeds and books and records being called the "Accounts Receivable");

                  (d) all patents and patent applications and all rights corresponding thereto throughout the world, and all unpatented or unpatentable developments and inventions, including, but not limited to, such patents and patent applications set forth in Schedule 1 appended hereto (any and all such patents, applications, rights, developments and inventions being called the "Patents");

                  (e) All trademarks, service marks, logos, and all United States, state and/or foreign applications for registration and registrations thereof, all trade names, trade styles, designs, and the like, all elements of package or trade dress of goods, the goodwill of the Grantor's business connected with the use of, and symbolized by any of the above, and all property of Grantor necessary to produce any products sold under any of the above, including, but not limited to, such trademarks and tradenames set forth in Schedule 1 appended hereto (any and all such trademarks, marks, logos,,applications, registrations, trade names, trade styles, designs, elements, and goodwill being called the "Trademarks");

                  (f) All copyrights and copyrighted works, all derivative works thereof, all mask works of semiconductor chip products, and United States and/or foreign applications for registration and registrations thereof, including, but not limited to, such copyrights and copyrighted works set forth in Schedule 1 appended hereto (any and all such copyrights, works, applications and registrations being called the "Copyrights");

                  (g) all computer software programs developed or to be developed by Grantor or in which Grantor asserts or could assert a proprietary interest; all personal property, including but not limited to source codes, object codes or similar information, which is necessary to the practical utilization of such programs; all tangible property of Grantor embodying or incorporating any such programs (any and all such software, property and tangible property being called the "Software");

                  (h) All trade secrets, proprietary information, customer lists, instructional materials, working drawings, manufacturing techniques, process technology documentation, and product formulations (any and all such secrets, information, lists, materials, drawings, techniques, documentation and formulations being called the "Trade Secrets");

                  (i) all (i) accounts, instruments and chattel paper (to the extent not covered in clause [(c) of this Section 11) and (ii) all contract rights, general intangibles, leases and other obligations of any kind, now or hereafter existing, whether or not arising out of or in connection with the sale or lease of goods or the rendering of services (any and all such accounts, instruments, chattel paper, contract rights, general intangibles, leases and other obligations being called the "Other Intangibles");

                  (j)   all other personal property of the Grantor;

                  (k) All rights to damages or profits due or accrued arising out of past, present or future infringement of any of the foregoing Collateral or injury to Grantor's good will connected with the use of any of the foregoing Collateral and the right to sue therefor;

                  (l) All renewals, modifications, amendments, re-issues, divisions, continuations in whole or part, and extensions of any of the foregoing Collateral;

                  (m)   all proceeds of any and all of the
      foregoing Collateral (including proceeds that constitute property of the types described in clauses [(a), (b), (c),
      (d), (e) (f), (g), (h), (i), (j), (k) and (1) of this
      Section 11) and, to the extent not otherwise included, all payments under any insurance (whether or not Sanwa is the loss payee thereof), indemnity, warranty or guaranty payable by reason of loss or damage to or otherwise with respect to any of the foregoing Collateral.

            SECTION  2.  Security for Obligations.  This
Agreement secures the payment of all obligations of the Grantor now or hereafter existing under the Credit Agreement and the other Loan Documents, whether for principal, interest, fees, expenses or otherwise, and all obligations of the Grantor now or hereafter existing under this Agreement (all such obligations of the Grantor being called the "Obligations").

            SECTION 3. Grantor Remains Liable. Anything herein to the contrary notwithstanding, (a) the Grantor shall remain liable under the contracts and agreements included in the Collateral to the extent set forth therein to perform all of its duties and obligations-thereunder to the same extent as if this Agreement had not been executed, (b) the exercise by Sanwa of any of its rights hereunder shall not release the Grantor from any of its duties or obligations under the contracts and agreements included in the Collateral, and (c) Sanwa shall not have any obligation or liability under the contracts and agreements included in the Collateral by reason of this Agreement, and Sanwa shall not be obligated to perform any of the obligations or duties of the Grantor thereunder or to take any action to collect or enforce any claim for payment assigned hereunder.

            SECTION  4.  Representations and Warranties.  The
Grantor's representations and warranties for the benefit of Sanwa are as set forth below.

                  (a)   Schedule 1 is a complete list of all
      patents, trademark and service mark registrations, copyright registrations, mask work registrations, and all applications therefor, in which Grantor or Alliance have any right, title, or interest, throughout the world.

                  (b) Grantor has full power and authority to execute this Agreement and perform its obligations hereunder, and to subject the Collateral to the security interest transferred hereby, and Grantor has entered and will enter into written agreements with each of its present and future employees, agents and consultants which will enable it to comply with the covenants herein contained.

                  (c)   All of the Equipment and Inventory are
      located at the places specified in the first paragraph of this Agreement or in Schedule 2 appended hereto. The chief place of business and chief executive office of the Grantor and the office where the Grantor keeps its records concerning the Accounts Receivable and Other Intangibles are located at the address first specified above for the Grantor. All originals of all chattel paper that evidence Accounts Receivable and Other Intangibles are located at the address first specified above for the Grantor. None of the Accounts Receivable or Other Intangibles is evidenced by a promissory note or other instrument.

                  (d) The Grantor is the legal and beneficial owner of the entire right, title and interest in and to all the Collateral free and clear of any Lien other than the security interest created and/or continued by this Agreement and any of the other Loan Documents. No effective financing statement or other instrument similar in effect covering all or any part of the Collateral is on file in any recording office, except such as may have been filed in favor of Sanwa relating either to this Agreement or the other Loan Documents, or to the Alliance Security Agreements.

                  (e) The Grantor has exclusive possession and control of the Equipment and Inventory. None of the Inventory is evidenced by a warehouse receipt.

                  (f)   This Agreement creates a valid and
      perfected first-priority security interest in the Collateral securing the payment of the Obligations, and all filings and other actions necessary or desirable to perfect and protect such security interest have been duly taken.

                  (g) No consent, approval, authorization, permit or license from, or registration or filing with, any United States, state, foreign or other regulatory authority (such consents, approvals, authorizations, permits, licenses, registrations and filings,
      "Governmental Action"), other than Governmental Action referred to in (d) above that has already been taken, is required either (i) for the grant by the Grantor of the security interest granted hereby or for the execution, delivery or performance of this Agreement by the Grantor or (ii) for the perfection of or the exercise by Sanwa of its rights and remedies hereunder.

                  (h) Grantor's primary deposit account (except for a payroll account at another institution) is located at Sanwa's Los Angeles office and bears account no. _______ and Grantor shall not establish any other such account at any' other financial institution during the term of the Credit Agreement.

            SECTION  5.  Further Assurances.

                  (a) The Grantor agrees that, from time to time at the expense of the Grantor, the Grantor will promptly execute and deliver all further instruments and documents, and take all further action, that may be necessary or desirable, or that Sanwa may request, in order to perfect and protect any security interest granted or purported to be granted hereby or to enable Sanwa to exercise and enforce its rights and remedies hereunder with respect to any Collateral, including without limitation giving notice to any warehouse holding Collateral of Sanwa's security interest therein. Without limiting the generality of the foregoing, the Grantor will (i) mark conspicuously each document included in the Inventory, each chattel paper included in the Accounts Receivable and Other Intangibles, each contract pledged hereunder and, at the request of Sanwa, each of its records pertaining to the Collateral with a legend, in form and substance satisfactory to Sanwa, indicating that such document, chattel paper, contract or Collateral is subject to the security interest granted hereby; (ii) if any Accounts Receivable or Other Intangibles shall be evidenced by a promissory note or other instrument, deliver and pledge to Sanwa hereunder such note or instrument duly endorsed and accompanied by duly executed instruments of transfer or assignment, all in form and substance satisfactory to Sanwa; and
      (iii) execute and file such financing or continuation statements, such amendments thereto and such other instruments and notices as may be necessary or desirable, or as Sanwa may request, in order to perfect and preserve the security interests granted or purported to be granted hereby.

                  (b) The Grantor hereby authorizes Sanwa to file one or more financing or continuation statements, and amendments thereto, relative to all or any part of the Collateral without the signature of the Grantor where permitted by law. A carbon, photographic or other reproduction of this Agreement or any financing statement covering the Collateral or any part thereof shall be sufficient as a financing statement where permitted by law.

                  (c) The Grantor will furnish to Sanwa from time to time statements and schedules further identifying and describing the Collateral and such other reports in connection with the Collateral as Sanwa may reasonably request, all in reasonable detail.

            SECTION  6.  As to Equipment and Inventory.

                  (a) The Grantor shall keep the Equipment and Inventory (other than Inventory sold in the ordinary course of business) at the places therefor specified in Section [4(c)], and the Grantor shall not move the Equipment or Inventory to any other place without the prior written consent of Sanwa.

                  (b) The Grantor shall cause the Equipment to be maintained and preserved in the same condition, repair and working order as when new, ordinary wear and tear excepted, and in accordance with any manufacturer's manual, and shall forthwith, or in the case of any loss or damage to any of the Equipment as quickly as practicable after the occurrence thereof, make or cause to be made all repairs, replacements .and other improvements in connection therewith that are necessary or desirable to such end. The Grantor shall promptly furnish to Sanwa a statement respecting any loss or damage to any of the Equipment.

                  (c) The Grantor shall pay promptly when due all property and other taxes, assessments and governmental charges and levies imposed upon, and all claims (including claims for labor, materials and supplies) against, the Equipment and Inventory; provided, however, that the Grantor shall not be required to pay or discharge any tax, assessment, charge, levy or claim that is being contested in good faith, by proper proceedings and as to which appropriate reserves are being maintained. The Grantor shall obtain and maintain all Governmental Action necessary for the purchase, use and operation of the Equipment and for the purchase, use, manufacture and sale of the Inventory.

                  (d)   In the event that any Inventory is
      evidenced by a warehouse receipt, the Grantor shall promptly deliver the original of such warehouse receipt to Sanwa.

            SECTION  7.  Insurance.

                  (a)   The Grantor shall, at its own expense,
      maintain insurance with respect to the Equipment and Inventory in such amounts, against such risks, in such form and with such insurers as shall be satisfactory to Sanwa from time to time. Each policy for liability insurance shall provide for all losses to be paid on behalf of Sanwa and the Grantor as their respective interests may appear, and each policy for property damage insurance shall provide for all losses (other than losses of less than $5,000 per occurrence) to be paid directly to Sanwa. Each such policy shall in addition (i) name the Grantor and Sanwa as insured parties thereunder (without any representation or warranty by or obliga-tion upon Sanwa) as their interests may appear, (ii) contain the agreement by the insurer that any loss thereunder shall be payable to Sanwa notwithstanding any action, inaction or breach of representation or warranty by the Grantor,
      (iii) provide that there shall be no recourse against Sanwa for payment of premiums or other amounts with respect thereto and (iv) provide that at least 30 days' prior written notice of cancellation or lapse shall be given to Sanwa by the insurer. The Grantor shall, if so requested by Sanwa, deliver to Sanwa original or duplicate policies of such insurance and, as often as Sanwa may reasonably request, a report of a reputable insurance broker with respect to such insurance. Further, the Grantor shall, at the request of Sanwa, duly exercise and deliver instruments of assignment of such insurance policies to comply with the requirements of Section [5] and cause the respective insurers to acknowledge notice of such assignment.

                  (b) Reimbursement under any liability insurance maintained by the Grantor pursuant to this Section [7] may be paid directly to the Person that shall have incurred liability covered by such insurance. In case of any loss involving damage to Equipment or Inventory when subsection [(c)] of this Section [7] is not applicable, the Grantor shall make or cause to be made the necessary repairs to or replacements of such Equipment or Inventory, and any proceeds of insurance maintained by the Grantor pursuant to this Section [7] shall be paid to the Grantor as reimbursement for the costs of such repairs or replacements.

                  (c)   Upon (i) the occurrence and during the
      continuance of any Event of Default or (ii) the actual or constructive total loss (in excess of $5,000 per occurrence) of any Equipment or Inventory, all insurance payments in respect of such Equipment or Inventory shall be paid to and applied by Sanwa as specified in Section [15(b)].

            SECTION  8.  As to Accounts Receivable and Other
Intangibles.

                  (a) The Grantor shall keep its chief place of business and chief executive office and the office where it keeps its records concerning the Accounts Receivable and Other Intangibles, and all originals of all chattel paper that evidence Accounts Receivable or Other Intangibles, at the location therefor specified in Section [4(c)), and the Grantor shall not move any of the same to any other location without the prior written consent of Sanwa. The Grantor will hold and preserve such records and chattel paper and will permit representatives of Sanwa at any time during normal business hours to inspect and make abstracts from such records and chattel paper.

                  (b)   Except as otherwise provided in this
      subsection [(b)], the Grantor shall continue to collect, at its own expense, all amounts due or to become due to the Grantor under (i) the Other Intangibles and (ii) the Accounts Receivable. In connection with such collections, the Grantor may take (and, at Sanwa's direction, shall take) such action as the Grantor or Sanwa may deem necessary or advisable to enforce collection of such receivables; provided, however, that, upon the occurrence and during the continuance of an Event of Default, Sanwa shall have the right at any time, upon written notice to the Grantor of its intention to do so, (i) to notify the account debtors or obligers under any such receivables of the assignment of such receivables to Sanwa, (ii) to direct such account debtors or obligers to make payment of all amounts due or to become due to the Grantor thereunder directly to Sanwa, (iii) upon such notification and at the expense of the Grantor, to enforce collection of any such receivables and (iv) to adjust, settle or compromise the amount or payment thereof, all in the same manner and to the same extent as the Grantor might have done. After receipt by the Grantor of the notice from Sanwa referred to in the proviso to the preceding sentence, (i) all amounts and proceeds (including instruments) received by the Grantor in respect to such receivables shall be received in trust for the benefit of Sanwa hereunder shall be segregated from other funds of the Grantor and shall be forthwith paid over to Sanwa in the same form as so received (with any necessary endorsement) to be held as cash collateral and either (A) released to the Grantor so long as no Event of Default shall have occurred and be continuing or (B) if any Event of Default shall have occurred and be continuing, applied as provided by Section [15(b)], and (ii) the Grantor shall not adjust, settle or compromise the amount or payment of any such receivables release wholly or partly any account debtor or obligor thereof or allow any credit or discount thereon.

            SECTION  9.  As to Patents, Trademarks, Copyrights,
Software and Trade Secrets.

            A. Grantor will at its reasonable expense properly maintain the Patents, Trademarks, Copyrights, Software and
Trade Secrets (hereinafter "Intellectual Property Collateral") and shall not fail to renew and shall not otherwise abandon any material Intellectual Property Collateral. Grantor will, at its reasonable expense, diligently prosecute all patent, trademark or service mark or copyright applications pending on or after the date hereof, will maintain in effect all issued patents and will renew all trademark and service mark registrations, including payment of any and all maintenance and renewal fees relating thereto; Grantor also will promptly make application on any patentable but unpatented inventions, registerable but unregistered trademarks and service marks, and copyrightable-but uncopyrighted works.

            B. Grantor will at its reasonable expense protect and defend all rights in the Intellectual Property Collateral against any claims and demands of all persons other than Sanwa and will, at its expense, enforce all rights in the Intellectual Property Collateral against any and all infringers of the Intellectual Property Collateral. Grantor will not license or transfer any of the Intellectual Property Collateral except with Sanwa's prior written consent.

            C. Grantor will notify Sanwa in writing prior to any change in Grantor's place of business or, if Grantor has' or acquires more than one place of business, prior to any change in Grantor's chief executive office or headquarters.

            D. Grantor will promptly notify Sanwa of any acquisition (by adoption and use, purchase, license or otherwise) of any patent, trademark or service mark registration, copyright registration, mask work registration, and applications therefor, and unregistered trademarks and service marks and copyrights, throughout the world, which are granted or filed or acquired after the date hereof or which are not listed on Schedule 1 hereto. Grantor authorizes Sanwa, without notice to Grantor, to modify this Agreement by amending
Schedule 1 to include any such Intellectual Property
Collateral.

            E. Grantor will promptly notify Sanwa of any legal process which is levied against the Intellectual Property Collateral and any other event which may have a material adverse effect on the value of the Intellectual Property Collateral (including, but not limited to, conduct which might infringe on any Intellectual Property Collateral) or the rights and remedies of Sanwa in relation thereto, and Grantor will enforce all rights in the Intellectual Property Collateral against any and all infringers thereof.

            F. Grantor will, at the request of Sanwa, execute such other agreements, documents or instruments in connection with this Agreement as Sanwa may reasonably deem necessary, including, but not limited to, those documents prepared by Sanwa which, at Sanwa's option, Sanwa chooses to record with any governmental entity, in any State or at the Federal level or in any foreign country, relating to the security interest Sanwa holds in the Intellectual Property Collateral.

            G. Grantor will pay to Sanwa, on demand, the amounts of any fees required to be paid in connection with recordation of this Agreement or any other agreement, document, or instrument evidencing Sanwa's security interest and any other rights in or to the Intellectual Property Collateral.

            SECTION 10. Transfers and Other Liens. The Grantor shall not (a) sell, assign (by operation of law or otherwise) or otherwise dispose of, or grant any option with respect to, any of the Collateral, except Inventory in the ordinary course of business; or (b) create or suffer to exist any Lien upon or with respect to any of the Collateral other than the security interests) created and/or continued by this Agreement and the other Loan Documents.

            SECTION 11. Sanwa Appointed Attorney-in-Fact. The Grantor hereby irrevocably appoints Sanwa the Grantor's attorney-in-fact, with full authority in the place and stead of the Grantor and in the name of the Grantor or otherwise, from time to time in Sanwa's discretion upon the occurrence and during the continuance of an Event of Default, to take any action and to execute any instrument that Sanwa may deem necessary or advisable to accomplish the purposes of this Agreement (subject to the rights of the Grantor under Section [81), including the following:

                  (a) to obtain and adjust insurance required to be paid to Sanwa pursuant to Section [7];

                  (b) to ask, demand, collect, sue for, recover, compromise, receive and give acquittance and receipts for moneys due and to become due under or in respect of any of the Collateral;

                  (c) to receive, endorse and collect any drafts and any other instruments, documents or chattel paper in connection with clause [(a) or (b)] above; and

                  (d)   to file any claims, take any action or
      institute any proceedings that Sanwa may deem necessary or desirable for the collection of any of the Collateral or otherwise to enforce the rights of Sanwa with respect to any of the Collateral.

            SECTION 12. Sanwa May Perform. If the Grantor fails to perform any agreement contained herein, Sanwa may itself perform, or cause performance of, such agreement, and the expenses of Sanwa incurred in connection therewith shall be payable by the Grantor under Section [16(b)]. Sanwa shall endeavor to provide notice to the Grantor before taking action pursuant to the preceding sentence; provided that Sanwa's failure to provide such notice shall not subject Sanwa to any liability or limit its rights hereunder.

            SECTION 13. Sanwa's Duties. The powers conferred on Sanwa hereunder are solely to protect its interest in the Collateral and shall not impose any duty upon it to exercise any such powers. Except for the safe custody of any Collateral in its possession and the accounting for moneys actually received by it hereunder, Sanwa shall have no duty as to any Collateral or as to the taking of any necessary steps to preserve rights against other parties or any other rights pertaining to any Collateral. Sanwa shall be deemed to have exercised reasonable care in the custody and preservation of any Collateral in its possession if such Collateral is accorded treatment substantially equal to that accorded by Sanwa to its own property.

            SECTION  14.  Events of Default.  Any one or more of
the following shall constitute an "Event of Default" hereunder:

                  (a) Grantor shall fail to pay any Obligations to Sanwa when due;

                  (b) Grantor shall breach any term, provision, warranty or representation under this Agreement, under any other security agreement, under any of the other Loan Documents, or under any other obligation or agreement between Grantor to Sanwa;

                  (c) Any receiver or trustee shall be appointed with regard to all or a substantial portion of the assets of Grantor;

                  (d) Grantor shall become insolvent or unable to pay debts as they mature, shall make a general assignment for the benefit of creditors or shall voluntarily file under any bankruptcy or similar law;

                  (e)   Any involuntary petition in bankruptcy
      shall be filed against Grantor, and shall not be dismissed within sixty (60) days;

                  (f) Any levies of attachment, executions, tax assessments or similar processes shall be issued against the Collateral and shall not be released within ten days thereof;

                  (g) Any financial statements, profit and loss statements, borrowing certificates or schedules, or other statements furnished by Grantor to Sanwa prove false or .incorrect in any material respect; or

                  (h) Any other event, the occurrence of which would constitute an Event of Default (as that term is defined in the Credit Agreement) under the Credit
      Agreement;

            SECTION 15. Remedies. If any Event of Default shall have occurred and be continuing, then the following provisions shall apply, in addition to any other rights and remedies Sanwa may be entitled to under the Credit Agreement, the Loan Documents and applicable law.

                  (a)   Sanwa may exercise in respect of the
      Collateral, in addition to other rights and remedies provided for herein, or in the Credit Agreement, or otherwise available to it, all the rights and remedies of a secured party on default under the Uniform Commercial Code in effect in the State of California at such time (the "Code") (whether or not the Code applies to the affected Collateral) and may also (i) require the Grantor to, and the Grantor hereby agrees that it will at its expense and upon request of Sanwa forthwith, assemble all or part of the Collateral as directed by Sanwa and make it available to Sanwa at a place to be designated by Sanwa that is reasonably convenient to both parties and
      (ii) without notice except as specified below, sell the Collateral or any part thereof in one or more parcels at public or private sale, at any of Sanwa's offices or elsewhere, for cash, on credit or for future delivery and upon such other terms as Sanwa may deem commercially reasonable. The Grantor agrees that, to the extent notice of sale shall be required by law, at least 10 days' notice to the Grantor of the time and place of any public sale or the time after which any private sale is to be made shall constitute reasonable notification. Sanwa shall not be obligated to make any sale of Collateral regardless of notice of sale having been given. Sanwa may adjourn any public or private sale from time to time by announcement at the time and place fixed therefor, and such sale may, without further notice, be made at the time and place to which it was so adjourned.

                  (b)   All cash proceeds received by Sanwa in
      respect of any sale of, collection from or other realization upon all or any part of the Collateral may, in the discretion of Sanwa, be held by Sanwa as collateral for, and/or then or at any time thereafter applied (after payment of any amounts payable to Sanwa pursuant to Section [161) in whole or in part by Sanwa against, all or any part of the Obligations in such order as Sanwa shall elect. Any surplus of such cash or cash proceeds held by

      Sanwa and remaining after payment in full of the Obligations shall be paid over to the Grantor or to whoever may be lawfully entitled to receive such surplus.

            SECTION  16.  Indemnity and Expenses.

                  (a) The Grantor agrees to indemnify Sanwa from and against any and all claims, losses and liabilities growing out of or resulting from this Agreement (including enforcement of this Agreement), except claims, losses or liabilities resulting from Sanwa's gross negligence or willful misconduct.

                  (b) The Grantor will upon demand pay to Sanwa the amount of any and all expenses, including the fees and disbursements of its counsel and of any experts and agents, that Sanwa may incur in connection with (i) the admin-istration of this Agreement, (ii) the custody, preservation, use or operation of, or the sale of, collection from or other realization upon, any of the Collateral, (iii) the exercise or enforcement of any of the rights of Sanwa hereunder or (iv) the failure by the Grantor to perform or observe any of the provisions hereof.

            SECTION 17. Amendments, Etc. No amendment or waiver of any provision of this Agreement or consent to any departure by the Grantor therefrom shall in any event be effective unless the same shall be in writing and signed by Sanwa, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

            SECTION  18.  Notices.  All notices and other
communications provided for hereunder shall be given in accordance with Section [9.11 of the Credit Agreement.

            SECTION 19. Continuing Security Interest. This Agreement shall continue and/or create a continuing security interest in the Collateral and shall (a) remain in full force and effect until payment in full of the obligations and termination of the Credit Agreement, (b) be binding upon the Grantor and its successors and assigns and (c) inure, together with the rights and remedies of Sanwa hereunder, to the benefit of Sanwa and its successors, transferees and assigns. Without limiting the generality of the foregoing clause [(c)], Sanwa may assign or otherwise transfer any of its rights and obligations under the Loan Documents to any other Person, and such other Person shall thereupon become vested with all the benefits in respect thereof granted to Sanwa herein or otherwise. Upon the payment in full of the Obligations and termination of the Credit Agreement, the security interest granted hereby shall terminate, and all rights to the Collateral shall revert to the Grantor. Upon any such termination, Sanwa will, at the Grantor's expense, execute and deliver to the Grantor such documents as the Grantor shall reasonably request to evidence such termination.

            SECTION 20. Governing Law; Terms. This Agreement shall be governed by and construed in accordance with the laws of the State of California without reference to its choice of law principles. Unless otherwise defined herein or in the Credit Agreement, terms used in Article 9 of the Code are used herein as therein defined.

ORA ELECTRONICS, INC.



By:  /s/ Gershon N. Cooper
     -------------------------
Name:_________________________
Title:________________________

                                                                  SCHEDULE 1
                                                                          TO
                                                          SECURITY AGREEMENT

                                   PATENTS

          Number              Description
          ------              -----------
          5,386,455           SYSTEM AND METHOD FOR AUTOMATIC
                              ACTIVATION OF CELLULAR TELEPHONES

          5,298,907           BALANCED POLARIZATION DIVERSIFIED
                              CELLULAR ANTENNA

          5,181,043           PASSIVE REPEATER FOR CELLULAR
                              TELEPHONES

          5,122,063           ADJUSTABLE ELECTRICAL CONNECTOR

          4,873,712           TELEPHONE CONTROLLED INTERRUPTER
                              CIRCUIT

          4,872,630           UNIVERSALLY ADJUSTABLE MOUNTING DEVICE

          4,857,939           MOBILE COMMUNICATIONS ANTENNA

          4,847,629           RETRACTABLE CELLULAR ANTENNA

          4,836,485           UNIVERSALLY ADJUSTABLE MOUNTING DEVICE

          4,794,319           GLASS MOUNTED ANTENNA

          4,721,862           AUXILIARY FUSE BLOCK

          4,692,770           VEHICLE WINDOW MOUNT FOR PORTABLE
                              ANTENNA

          D 351,586           BATTERY CHARGER FOR CELLULAR TELEPHONE
                              BATTERIES

          D 350,726           BATTERY CHARGER FOR CELLULAR TELEPHONE
                              BATTERIES

          D 344,709           ALTERNATE POWER SUPPLY ADAPTER FOR A
                              BATTERY OPERATED RADIO TELEPHONE

          D 332,609           CELLULAR ANTENNA

          D 329,240           COMMUNICATIONS ANTENNA

          D 325,385           CELLULAR ANTENNA

          D 325,384           CELLULAR ANTENNA

          D 324,865           ADJUSTABLE SUPPORT FOR A CELLULAR
                              TELEPHONE OR THE LIKE

          D 320,396           CELLULAR ANTENNA

          D 320,395           CELLULAR ANTENNA

          D 320,394           CELLULAR ANTENNA

          D 320,393           CELLULAR ANTENNA

          D 310,224           HINGED COMMUNICATIONS ANTENNA

          D 310,084           COUPLING BLOCK FOR A GLASS MOUNTED
                              ANTENNA

          D 309,141           COMMUNICATIONS ANTENNA

          D 298,431           INDOOR ANTENNA

          D 298,430           INTERIOR GLASS MOUNTED ANTENNA

          D 298,037           THROUGH GLASS ANTENNA

          D 297,841           GLASS MOUNTED ANTENNA

          D 297,530           ELECTRICAL CONNECTOR PLUG

                                 TRADEMARKS

                                REGISTRATIONS

          Number              Description
          ------              -----------
          2,002,746           CHARGE & TALK
          2,001,061           TRAVEL TALK
          1,998,817           SIGNAL PLUS
          1,987,151           REDGUARD
          1,875,143           C-TAC
          1,845,988           CELLULAR FULFILLMENT CENTER
          1,811,890           POWER UP
          1,719,953           WE KEEP THE WORLD TALKING
          11692,541           WE KEEP AMERICA TALKING
          1,667,396           CAR-KIT and design
          1,664,775           CAR-KIT
          1,631,282           ORA
          1,594,984           TOTAL COVERAGE
          1,577,580           PARA-LINK
          1,548,256           THE CELLULAR SPECTRUM
          1,534,089           MODUNET
          1,476,384           THRU-GLASS
          1,366,382           STUDIO SPEC
          1,359,789           OUR SERVICE MAKES THE DIFFERENCE
          1,352,513           TERMIGHT
          1,350,398           DATA SPEC
          1,343,956           ORA and design
          1,320,451           TELE SPEC

                                 TRADEMARKS

                                APPLICATIONS

          Number              Description
          ------              -----------
          75/108,413          WE KEEP THE WORLD CONNECTED

          75/080,526          CELLUDEX

          75/070,595          TOP-OFF

          75/069,750          SNAP

          75/066,370          EXERCISER

          74/686,796          TELECAR

          74/663,884          VIBARING





























                                      -19-

                                                                  SCHEDULE 2
                                                                          TO
                                                          SECURITY AGREEMENT




Locations of Equipment


          None








Locations of Inventory


          None

                                                                 EXHIBIT 10.11

                             SECURED PROMISSORY NOTE


$5,000,000                 Los Angeles, California          February 1, 1989
                            (Place of Execution)


            FOR VALUE RECEIVED, the undersigned, Alliance Research Corporation, a California corporation (the "Borrower"), hereby promises to pay, in coin or currency that at the time or times of payment is legal tender for public and private debts in the United States, in installments as herein stated, to the order of Aid Association for Lutherans, a Wisconsin corporation (the "Holder"), the principal sum of FIVE MILLION DOLLARS ($5,000,000) together with interest on the unpaid principal balance hereof from the Interest Accrual Date 1/ (as hereinafter defined) at the rate of nine and seven- eighths percent (9-7/8%) per annum in like coin or currency until paid in full.

            The Interest Accrual Date shall be the date hereafter endorsed on the first page of this Note. Until otherwise directed by the Holder in writing, the installments as herein stated shall be paid by wire transfer of immediately available federal funds to Harris Trust and Savings Bank, 111 West Monroe Street, Chicago, Illinois 60690, Account No. 164-096-0 (Aid Association for Lutherans) or, so long as Borrower shall not be in default hereunder, by check drawn on good and sufficient funds delivered on or before when due to Aid Association for Lutherans, P.O. Box 95373, Chicago, Illinois 60694.

            This Note is secured by a Deed of Trust, Financing Statement and Security Agreement (With Assignment of Rents) (the "Deed of Trust") of even date herewith executed by Borrower as Trustor to Continental Land Title Company as Trustee for Aid Association for Lutherans as Beneficiary, which is a lien on property (the "Property") (and the rents therefrom) located in Chatsworth, City of Los Angeles, County of Los Angeles, State of California, all as more particularly described in said Deed of Trust. This Note is also secured by a separate Assignment of Rents and Leases (the "Assignment") of even date herewith executed by Borrower as Assignor in favor of Aid Association for Lutherans as Assignee, which is a lien on the rents, additional rents, profits, royalties and payments of the Property. Reference is hereby made to the Deed of Trust and to the Assignment for a description of the nature and extent of such security and the rights of Holder with respect thereto. This Note is also made and entered into pursuant to that certain Loan Agreement (the "Loan Agreement") of even date herewith by and between Borrower and Holder.
--------
 1/ Interest on the within Note to accrue from and after ____________, 1989
    ("Interest Accrual Date").



                                       -1-

            If the Interest Accrual Date is on any day other than the fifteenth day of a calendar month, Borrower shall pay, on the next fifteenth day of a calendar month (such payment date called the "Adjustment Date"), interest accrued on the principal amount from the Interest Accrual Date to the Adjustment Date. If the interest Accrual Date is the fifteenth day of a calendar month, such date shall be deemed to be the Adjustment Date, and no interest payment shall be made on that date. From and after the Adjustment Date, except as otherwise provided herein, principal and interest on this Note shall be payable in installments of Forty-three Thousand Four Hundred Eighteen Dollars ($43,418) per month (aggregating Five Hundred Twenty-one Thousand Sixteen Dollars ($521,016) per year), to be applied first to accrued interest and then to the reduction of principal, commencing on the next fifteenth day of a calendar month following the Adjustment Date and continuing on the fifteenth day of each calendar month thereafter for three hundred fifty-nine months. The remaining principal balance hereof, together with all accrued interest thereon, shall be due and payable on the fifteenth day of the three hundredth sixtieth (360th) month after the Adjustment Date.

            Holder shall have the right, at any time after the expiration of the first five (5) years following the Adjustment Date, upon six (6) months advance notice to Borrower, of requiring Borrower to repay all (but not less than all) of the then outstanding principal balance and accrued interest to the date of repayment. It is understood and agreed that the earliest that Holder may give such advance notice is four
(4) years and six (6) months after the Adjustment Date so as to require repayment any time after the expiration of the first five (5) years after the Adjustment Date. It is also understood and agreed that Holder may exercise this option in its sole absolute discretion for any reason that Holder may have, including but not limited to any change in general market interest rates, and it is understood and agreed that Borrower has no right to challenge a decision by Holder to exercise this option.

            Borrower has no right, and no privilege is reserved, to prepay principal during the first two (2) years following the Adjustment Date.

            Borrower shall have the privilege, after the expiration of the first two (2) years following the Adjustment Date, upon sixty (60) days' advance written notice to Holder, of prepaying all (but not less than all) of the then outstanding principal balance hereof upon payment by the Borrower of a prepayment privilege fee (the "Prepayment Privilege Fee"). The Prepayment Privilege Fee shall be equal to the higher of (a) one percent (1%) of the amount prepaid or
(b) the amount prepaid times the privilege rate (the "Privilege Rate"), said product to be reduced to its present value on a per period basis utilizing a discount factor equal to the Treasury Note Yield (as hereinafter defined). The Privilege Rate shall be equal to the product of (a) the difference, if any, between (i) the Interest Rate and (ii) the highest current yield (if less than the Interest Rate) on the date of prepayment of the United States Treasury Note (the "Treasury Note Yield"), as quoted in the Wall Street Journal, closest in maturity to the date that is four (4) years and nine (9) months after the Adjustment Date, times (b) the term remaining from the date of prepayment (the remaining term to be expressed as a fraction the numerator of which is equal to the number of days remaining from the date of prepayment to the date that is four
(4) years and nine (9) months after the Adjustment Date and the denominator of which is three hundred sixty-five (365)). After the date that is four (4) years and nine (9) months after the Adjustment Date, there will be no Prepayment Privilege Fee.
Any prepayment of the entire outstanding principal balance of this Note as permitted herein shall also include accrued interest to the date of prepayment.

            If Holder should determine, in its sole option and absolute discretion, to accept, after the expiration of the first two (2) years following Adjustment Date, a prepayment of less than all of the outstanding principal balance together with accrued but unpaid interest thereon, all such prepayments accepted in Holder's sole option and absolute discretion shall, except for any prepayment privilege fee assessed by Holder, first be applied against accrued interest then due and owing and thereafter against the principal due hereunder in the inverse order of principal payments as they mature. Such partial prepayments, if permitted at the Holder's sole option and absolute discretion, shall not relieve the obligation of the Borrower to pay installments of principal and interest when due hereunder and any such partial prepayments shall be subject to a prepayment privilege fee as determined by Holder in its sole and absolute discretion. The Holder's consent to any such partial prepayment will not be a consent to any other or subsequent partial prepayment or a waiver of the need for such consent in any future or other instance.

            Notwithstanding the foregoing, the total loan amount disbursed to Borrower shall not exceed seventy-five percent (75%) of the certified purchase price and the certified interior improvement costs for the Property paid by Borrower, all as more particularly set forth in the Loan Agreement of even date herewith. Any loan amounts not disbursed to Borrower as a result of the above shall be applied as a mandatory prepayment of principal due under this Note, with no prepayment fee. Any such principal reduction shall occur as of the fifteenth day of the next calendar month following Lender's receipt of the Escrow Funds (as defined in the Loan Agreement) not disbursed to Borrower (the "Principal Reduction Date"), On the fifteenth day of the month following the Principal
Reduction Date, and on the fifteenth day of each month thereafter until maturity of this Note (whether by acceleration or otherwise), the monthly principal and interest installment payment paid by Borrower shall be an amount sufficient to amortize the principal amount remaining on this Note after such mandatory principal repayment, at the Interest Rate, in equal monthly installments over the term of the loan remaining under this Note.

            Notwithstanding anything to the contrary contained in this Note, if the Deed of Trust specifically and expressly permits prepayment without prepayment privilege fee in any instance, no prepayment privilege fee shall be assessed under this Note.

            Notwithstanding the foregoing, in the event of the occurrence of an Event of Default (as hereinafter defined) hereunder followed by acceleration of the maturity of this Note in Holder's sole and absolute discretion, any payment of the amount necessary to satisfy this Note shall be deemed to be a voluntary prepayment of this Note and shall be accompanied by and subject to a prepayment privilege fee equal to the following: (a) if such Event of Default should occur on or before the expiration of the first two (2) years following the Adjustment Date, of the greater of (i) eight percent (8%) of the then outstanding principal balance and (ii) the then outstanding principal balance times the Privilege Rate, said product to be reduced to its present value on a per period basis utilizing a discount factor equal to the Treasury Note Yield; or (b) if such Event of Default should occur after the expiration of the first two (2) years following the Adjustment Date, the then outstanding principal balance times the Privilege Rate, said product to be reduced to its present value on a per period basis utilizing a discount factor equal to the Treasury Note Yield.

            In the event that without the prior written consent of Holder, which consent or the denial thereof shall be in Holder's sole and absolute discretion, (a) Borrower sells, assigns, contracts to sell, leases or otherwise transfers all or any portion of the Trust Property (as defined in the Deed of Trust) or any interest or estate therein (whether possessory or nonpossessory), whether voluntarily or by operation of law;
(b) any sale, pledge, hypothecation, encumbrance, grant of a security interest or option to acquire, contract to sell, assignment or other transfer of any stock of Borrower or in the funds, capital and profits of Borrower or any legal or beneficial ownership of any stock of Borrower is or may be changed, including, without limitation, the sale of additional stock, the liquidation or dissolution of Borrower, or the merger or consolidation of Borrower with any other corporation, shall occur and result in someone other than Gershon Cooper, Ruth Cooper, or a living trust for the benefit of the Cooper family, in which Gershon Cooper and/or Ruth Cooper are the sole trustees, acquiring a controlling interest in the Borrower; or
(c) the Bylaws or Articles of Incorporation of Borrower are modified, terminated or amended, or Borrower is dissolved, liquidated or terminated, whether by operation of law or, otherwise (an "Unconsented Transfer"), then, at Holder's election in its sole and absolute discretion, upon notice to Borrower, Holder may declare the whole of the principal balance of this Note and all accrued but unpaid interest thereon immediately due and payable, together with a transfer privilege fee of (a) four percent (4%) of said principal balance if such Unconsented Transfer occurs on or before the expiration of the first two (2) years following the Adjustment Date, or (b) the greater of (1) one-half (1/2) of the then applicable Prepayment Privilege Fee and (ii) one percent (1%) of said principal balance if such Unconsented Transfer occurs after the expiration of the first two (2) years following the Adjustment Date and before the date that is four (4) years and nine (9) months after the Adjustment Date. After the date that is four
(4) years and nine (9) months following the Adjustment Date, there will be no transfer privilege fee.

            This transfer privilege fee shall apply only in the case of a bona fide Unconsented Transfer to a person or entity entirely unrelated to Borrower. Without limitation, it shall not be a bona fide Unconsented Transfer if Borrower retains any interest in the property so transferred, if Borrower retains any agreement or understanding with the transferee of such property with respect to the re-transfer of such property or if Borrower has any interest in the transferee of such property. If any Unconsented Transfer is not bona fide, in the reasonable discretion of Holder, then such transfer shall be deemed an Event of Default (as hereinafter defined), and Holder shall have all of its rights and remedies in such event, including, without limitation, the right to declare the entire unpaid principal balance of this Note and all accrued but unpaid interest thereon immediately due and payable, together with the prepayment privilege fee due pursuant to the terms hereof upon the occurrence of an Event of Default followed by acceleration of the maturity of this Note, and to charge the Default Interest Rate (as hereinafter defined) on the unpaid amount of such principal and accrued interest as of the date of acceleration, until all such sums are paid.

            Upon the occurrence of any of the following events, which events shall constitute events of default hereunder ("Events of Default"), Holder hereof may, at its sole option and in its absolute discretion, to be exercised at anytime thereafter, on notice to Borrower, declare the entire unpaid principal balance hereof and accrued but unpaid interest thereon immediately due and payable:

                  (a) Failure of Borrower to make any payment of principal and/or interest on this Note within ten (10) days when due;

                  (b)   Failure of Borrower to comply with any
      other provision contained in this Note or to perform any other obligation of Borrower hereunder pursuant to the terms hereof, and such failure continues for ten (10) days after notice from Holder;

                  (c) Borrower, without the written consent of Holder, voluntarily or by operation of law encumbers any interest in the Trust Property or any part thereof or any of the rents or profits therefrom derived as security for any debt or obligation;

                  (d)   Failure of Borrower to comply with any
      provision of or to perform any obligations contained in the Deed of Trust, or the Assignment or the Loan Agreement, or the breach of any representations, warranties, agreements or covenants contained in the Deed of Trust or the Assignment or the Loan Agreement, which failure to comply or perform, or breach, shall constitute an Event of Default as defined in the Deed of Trust, or the occurrence of an Event of Default as defined in the Deed of Trust;

                  (e)   Failure of Borrower to comply with any
      provision of or to perform any obligations contained in any other agreement affecting the Trust Property (including leases thereof), or the breach of any representations, warranties, agreements or covenants contained in any other agreement affecting the Trust Property (including leases thereof), and such failure or breach continues for ten (10) days after notice from Holder; or

                  (f) Any act by Borrower that would permit any of the existing tenants or any future tenants of the Property to terminate their respective leases, or any termination, surrender, merger, amendment or other change of any such leases, whether voluntarily or by operation of law, without Holder's prior written consent, such consent not to be unreasonably withheld.

            Notwithstanding anything to the contrary contained herein, upon the maturity of this Note, whether by acceleration or otherwise, the unpaid principal balance together with interest accrued to such maturity shall thereafter bear interest at an annual rate of interest equal to the higher of
(a) the Interest Rate plus five percent (5%) or (b) the interest rate from time to time then or thereafter charged by the Federal Reserve Bank of San Francisco on advances to member banks under Sections 13 and 13a of the Federal Reserve Act plus five percent (5%) (the "Default Interest Rate").

            All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given when personally delivered, or, if mailed, on the date two (2) business days after mailing by United States certified or registered mail, prepaid, return receipt requested, to the parties at the following addresses (until such addresses are changed by notice pursuant to these notice provisions):

            Borrower:

                  Alliance Research Corporation
                  9410 Owensmouth Avenue
                  Chatsworth, California 91311
                  Attn: John Burris, Vice President

            with a copy to:

                  Arant, Kleinberg & Lerner
                  2049 Century Park East, Suite 1080
                  Los Angeles, California 90067
                  Attn:  Marvin H. Kleinberg, Esq.

            Holder:

                  Aid Association for Lutherans
                  4321 North Ballard Road
                  Appleton, Wisconsin 54919
                  Attn: Director of Investments

            with a copy to:

                  Legal Department
                  Aid Association for Lutherans
                  4321 North Ballard Road
                  Appleton, Wisconsin 54919

            and

                  Irell & Manella
                  840 Newport Center Drive, Suite #500
                  Newport Beach, California 92660
                  Attn: Anthony Sclafani, Esq.

            All persons, entities or corporations now or at any time liable, whether primarily or secondarily, for payment of the indebtedness hereby evidenced for themselves, their heirs, legatees, devisees, legal representatives, executors, administrators, conservators, successors and assigns, respectively, expressly waive presentment for payment, notice of dishonor, protest, notice of protest and diligence in collection, and consent that the time of said payments or any part thereof may be extended by Holder and further consent that the real or collateral security or any part thereof may be released by Holder without in any way modifying, altering, releasing, affecting, or limiting the respective liability.

            The parties hereto intend and believe that each provision in this Note comports with all applicable local, state and federal laws and judicial decisions. However, if any provision or provisions, or if any portion of any provision or provisions, in this Note is found by a court of law to be in violation of any applicable local, state or federal ordinance, statute, law, administrative or judicial decision, or public policy, and if such court should declare such portion, provision or provisions of this Note to be illegal, invalid, unlawful, void or unenforceable as written, then it is the intent of all parties hereto that such portion, provision or provisions shall be given force to the fullest possible extent that they are legal, valid and enforceable, that the remainder of this Note shall be construed as if such illegal, invalid, unlawful, void or unenforceable portion, provision or provisions were not contained therein, and that the rights, obligations and interest of Borrower and Holder under the remainder of this Note shall continue in full force and effect.

            All agreements herein are expressly limited so that in no contingency or event whatsoever, whether by reason of advancement of the proceeds hereof, acceleration of maturity of the unpaid principal balance hereof, or otherwise, shall the amount paid or agreed to be paid to Holder for the use, forbearance or detention of the money to be advanced hereunder exceed the highest lawful rate permissible under applicable usury laws. If from any circumstances whatsoever, fulfillment of any provision hereof, at the time performance of such provision shall be due, shall involve transcending the limit of validity prescribed by law that a court of competent jurisdiction may deem applicable hereto, then, ipso facto, the obligation to be fulfilled shall be reduced to the limit of such validity and if from any circumstance the Holder shall ever receive as interest an amount that would exceed the highest lawful rate, such amount that would be excessive interest shall be applied to the reduction of the unpaid principal balance due hereunder in the inverse order of maturity and not to the payment of interest.

            This Note shall be governed by and construed in accordance with the laws of the State of California.

            If, by the laws of the United States of America, or of any state or local jurisdiction having jurisdiction over Borrower, any tax is due or becomes due in respect of the issuance of this Note, Borrower covenants and agrees to pay such tax in the manner required by any such law. Borrower further covenants to hold harmless and agrees to indemnify Holder against any liability incurred by reason of the imposition of any tax on the issuance of this Note.

            Time is of the essence with respect to each and every obligation of Borrower set forth in this Note. In the event that any monthly installment of this Note is not received by Holder when due, but within ten (10) days when due, then
Borrower shall be liable to Holder for a late payment privilege fee equal to the greater of three percent (3%) of the overdue payment or five hundred dollars ($500), which fee at Holder's option may be either required in addition to the monthly installment or added to principal. In the event that any monthly installment of this Note is not received by Holder within ten (10) days when due, Holder may, in its sole and absolute discretion, waive the Event of Default then occurring upon payment by the Borrower of the monthly installment then overdue together with a late payment privilege fee equal to the greater of three percent (3%) of the overdue payment or five hundred dollars ($500), which fee at Holder's option may be either required in addition to the monthly installment or added to principal. Borrower acknowledges this fee is reasonable in either case under the circumstances existing at the time this
Note is made to compensate Holder for its additional costs and expenses incident to the handling of such delinquent installment, including, without limitation, disruption of Holder's accounting and bookkeeping operations caused by Borrower's failure to make payment when due, and the loss of Holder's ability to promptly reinvest the payments.

            No delay or omission on the part of Holder or other holder hereof under this Note or under any security agreement given to secure this Note (including the Deed of Trust and Assignment) shall operate as a waiver of such right or of any other right hereunder or under said Deed of Trust or Assignment, or under the Loan Agreement.

      If either Borrower or Holder fail to perform any of their respective covenants or agreements contained in this Note or in the Deed of Trust, Assignment or Loan Agreement, then the nonperforming party shall pay all out-of-pocket expenses of the other party (including but not limited to fees and disbursements of counsel) incurred by reason of or in response to such nonperformance, together with interest thereon at the Default Interest Rate from the date such expenses are incurred until paid.

      Notwithstanding anything to the contrary contained herein, except as otherwise provided in this paragraph, Borrower shall not have any personal liability on this Note, and in the event of a foreclosure of the security interest in the property encumbered by the Deed of Trust, no deficiency judgment may be obtained against Borrower. It is expressly understood and agreed, however, that nothing contained in this paragraph shall impair in any manner any rights, remedies or recourse Holder may have against any person or entity other than Borrower or in any manner or way constitute or be deemed a release of the debt evidenced by this Note or otherwise affect or impair the enforceability of the liens, deed of trust, assignments, rights and security interests created by the Deed of Trust or any other instrument or agreement evidencing, securing, or relating to the indebtedness evidenced by this Note. Nothing in this paragraph shall preclude Holder from foreclosing the Deed of Trust or from enforcing any of its rights and remedies at law or in equity against Borrower except as stated in this paragraph. Further, nothing in this paragraph shall be construed as restricting, limiting or waiving the personal liability of Borrower arising under this Note or otherwise, and whether or not a foreclosure of the security in the property encumbered by the Deed of Trust has occurred, for:

                  (a) any tort giving rise to a claim by Holder against Borrower;

                  (b)   any fraud or material misrepresentation
      contained in the Loan Agreement or in any certificate, document or instrument delivered pursuant to the provisions of the Loan Agreement;

                  (c)   any action by Holder against Borrower
      arising from or in connection with any toxic materials or hazardous waste stored or used on the Property, whether prior to or after Borrower became owner of the Property; and

                  (d) any action that Borrower may take or permit that has the effect of diminishing the value of the Trust Property or any other security under the Deed of Trust, the Assignment, or any other document relating to the Loan Agreement (to the extent of such diminution in value), including but not limited to (i) waste, (ii) failure to maintain or voiding of insurance coverage required by the provisions of paragraph 4 of the Deed of Trust;
      (iii) misappropriation or misuse of any income or revenues from the Trust Property or any other security, including without limitation the use of such income or revenues for any purpose other than normal and necessary operating expenses for the Trust Property and the servicing of the loan evidenced by this Note, (iv) collection of any rents for more than one (1) month in advance of their due date or after the occurrence of any Event of Default under this Note or the Deed of Trust and any interest on such amount,
      (v) nonpayment of any real estate taxes, assessments, ground rents or insurance premiums when due, (vi) without the prior written consent of Holder, the application or use of any insurance proceeds on the Trust Property which is inconsistent with the provisions of paragraph 4 of the Deed of Trust and (vii) without the prior written consent of Holder, the application or use of any Proceeds (as defined in the Deed of Trust) on the Trust Property which is inconsistent with the provisions of paragraph 14 of the Deed of Trust. Any and all amounts due and payable to Holder pursuant to this subparagraph (d) and not received by Holder at the earlier of (A) ten (10) days after demand and (B) the date of recordation of a foreclosure deed or deed-in-lieu of foreclosure shall (x) bear interest at the Default Interest Rate from the applicable due date until and including the date of payment, and (y) be accompanied by a late payment privilege fee equal to the greater of three percent (3%) of the overdue payment or five hundred dollars ($500), which fee at Holder's option may be either required in addition to the monthly installments of this Note or added to the principal.

            In the event of any inconsistency between provisions of this Note and those of the Deed of Trust, Assignment or Loan
Agreement, the provisions of this Note shall control.

            IN WITNESS WHEREOF, this Note is executed as of the date set forth above.

                                   Alliance Research Corporation,
                                   a California corporation


                                   By:     /s/ Gershon N. Cooper
                                       ----------------------------
                                       Its: President


                                   By:     /s/ Ruth Cooper
                                       ----------------------------
                                       Its: Secretary

                                                                 EXHIBIT 10.12

                                 PROMISSORY NOTE


            FOR VALUABLE CONSIDERATION, receipt of which is acknowledged, the undersigned ALLIANCE RESEARCH CORPORATION, a California corporation having a principal place of business at 9410 Owensmouth Avenue, Chatsworth, California 91311 promises to pay to the order of GENERAL FUNDING CORPORATION, having a principal place of business at Mutschellen Strasse No. 6, 8002 Zurich, Switzerland, or any subsequent holder of this Note, the total sum of ONE MILLION DOLLARS ($US 1,000,000.00) with interest from the date shown, at the rate of EIGHT PERCENT (8.00%) SIMPLE INTEREST PER ANNUM, calculated annually, and due on December 31, 2001. The principal and interest are to be paid in full on the due date of this Note.

            The principal balance of this Note and accrued and unpaid interest, if any, can be prepaid, either partially or in full, at any time without penalty.

            This Note shall be deemed to have been made under, and shall in all respects be governed by, the law of the State of California in force from time to time, and any legal action or proceeding shall be filed within the judicial confines of Los Angeles County, California.


                              ALLIANCE RESEARCH CORPORATION



Date: December 23, 1996       /s/ Gershon N. Cooper
                              ----------------------------------------
                              Gershon N. Cooper
                              President, Alliance Research Corporation






                                   -1-

                                                                    EXHIBIT 11


                STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE



                                             Three Months Ended December 31,
                                                   1996             1995
                                              --------------   -------------

Primary average shares outstanding                6,337,691           1,000
                                                  =========     ===========
Net income (loss)                                   412,734        (338,208)
                                                  =========     ============
Primary earnings (loss) per share                      0.07         (338.21)
                                                  =========     ============






                                                Nine Months Ended December 31,
                                                    1996              1995
                                                --------------  -------------

Primary average shares outstanding                6,337,691           1,000
                                                  =========      ===========
Net income (loss)                                (1,744,128)     (1.191.948)
                                                  =========      ===========
Primary earnings (loss) per share                     (0.28)      (1.191.95)
                                                  =========      ===========