Form 10-K
period 1997-03-31
ORA ELECTRONICS INC
filed 1997-06-30
CIK 1029182

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------

                                    FORM 10-K
(Mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 1997 or

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from __________________ to ____________________

                         COMMISSION FILE NUMBER: 0-21903
                              ORA ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                95-4607830
               --------                                ----------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)

            9410 OWENSMOUTH AVE.
            CHATSWORTH, CALIFORNIA                          91311
            ----------------------                          -----
     (Address of principal executive offices)             (Zip Code)

                                 (818) 772-2700
              (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share; Class A Warrants; Class B Warrants; Class C Warrants; Class D Warrants

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No
                                    -----       -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                 Yes         No   X
                                     -----      -----

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes   X     No
                                     -----      -----

     The aggregate market value of the voting stock held by non-affiliates of the registrant at June 25, 1997 was approximately $4,502,022.10.
     The registrant had 6,600,719 shares of common stock, par value $.001 per share outstanding at June 25, 1997.

     The registrant had each of 466,340 Class A Warrants; 627,376 Class B Warrants; 548,489 Class C Warrants; and 712,024 Class D Warrants, outstanding at June 25, 1997.

     Documents Incorporated by Reference (To the Extent Indicated Herein):
Portions of the Definitive Proxy Statement for the 1997 Annual Meeting (in Part
III).

ITEM 1 - BUSINESS

GENERAL

ORA Electronics, Inc. ("ORA" or the "Company") is a developer and supplier of interface, connectivity solutions and peripheral accessories for wireless communication devices, including cellular telephones, personal communications systems ("PCS") and pagers, computing devices and intelligent transportation systems ("ITS"). The Company currently carries over 2,000 products which are sold to over 1,200 customers in the United States, and throughout North, Central and South America. Among the Company's customers are major retailers such as Circuit City, Staples and OfficeMax, service providers and cellular carriers, such as AT&T Wireless, original equipment manufacturers ("OEMs"), auto manufacturers, regional distributors and dealers.

The Company's business began as a sole proprietorship in 1974 under the name ORA Electronics and was incorporated in California in 1979 under the name Alliance Research Corporation ("Alliance"). The Company's products have been primarily sold under the "ORA" trade name. In December 1996, Alliance merged into ORA Electronics, Inc. for the purposes of effecting its name change and reincorporation from California to Delaware. References herein to "ORA" or the "Company" include Alliance prior to the date of such merger, as applicable.

From April, 1987 to December 1996, the Company was taxed as an S corporation under the Internal Revenue Code of 1986, as amended. From December 1996 forward, the Company has been taxed as a C corporation.

INDUSTRY

Wireless communications technology provides a communication link between the public switched phone network and wireless communication devices, such as cellular handheld, mobile and transportable phones, pagers and two-way radios. In the United States, cellular phone service was developed as an alternative to conventional landline systems and existing mobile phone service and has been one of the fastest growing market segments in the communications industry. Since its inception in 1983, the market for commercial cellular phone service has experienced rapid growth worldwide.

According to industry estimates, as of December 31, 1995, there were approximately 33 million subscribers in the United States. In 1996, according to industry estimates, the number of cellular subscribers in the United States grew by more than 10 million. The chart below sets forth certain estimated information regarding U.S. cellular phone shipments and subscriber growth:

                                            Year Ended December 31,

                            1996       1995         1994        1993      1992
                            ----       ----        -----        ----      ----

                                                (In thousands)
Number of Cellular
   Phones Shipped          16,619      14,381     12,774       8,565     6,049
Number of Subscribers      42,300      32,187     23,630     16,255     11,428

Source:  Dataquest, Cellular Telephone Market Worldwide Overview -
            Market Trends 1996
         (December 1996 Estimates)

By the year 2000, it is estimated by industry sources that there will be almost 70 million cellular telephone users.

As the communications industry evolves, new wireless communications technologies, such as PCS, enhanced specialized mobile radio ("ESMR") systems, and satellite-based systems, continue to emerge as alternatives to cellular systems. The Company anticipates that the continued growth of communications technologies and services such as PCS, ESMR and satellite-based systems will impact the composition of the wireless communications market. Although these new technologies are expected to compete with cellular technology, the Company believes that the wireless communications equipment (including accessories and peripheral devices) industry as a whole will benefit from the emergence of such technologies, as well as from the rapid growth of the worldwide cellular market in general and the expected continuance of upgrades from analog to digital cellular technology.

PRODUCTS

Sales of cellular accessory products accounted for approximately 90.21%, 89.6% and 96.3% of ORA's net sales for the fiscal years ended in 1995, 1996 and 1997, respectively. The various power cords offered by ORA as part of its cellular phone accessory line accounted for approximately 23.7%, 24.2% and 21.9% of ORA's net sales for the fiscal years ended March 31, 1995, 1996 and 1997, respectively. ORA offers 23 different stock keeping units of power cords which support different cellular telephone models offered by 14 different manufacturers.

A new product category in ORA's line is ITS. ORA has developed numerous proprietary ITS products that allow interconnectivity between automotive safety systems, entertainment systems, navigation systems and cellular communications devices. Telecar, a product developed by ORA in cooperation with Delco Electronics, serves as an integration hub for ITS products utilizing ORA's T-bus data protocols. Initial sales of this product are expected to commence at the end of the second quarter of its fiscal year ending March 31, 1998 or early in the following quarter. ORA's patent applications with respect to these products are currently pending before the U.S. Patent and Trademark Office.

CUSTOMERS

ORA sells its products to over 1,200 customers in the United States and throughout North, Central and South America. Among ORA's customers are major retailers, such as Circuit City, Staples and OfficeMax, service providers and cellular carriers, such as AT&T Wireless, OEMs, auto manufacturers, regional distributors and dealers.

Pursuant to its distribution agreement with an unaffiliated company, ORA Electronics (UK) Ltd. ("ORA UK"), the Company may not sell its products bearing the "ORA" trade name and logo outside of North, Central and South America. Under such agreement, which expires in 2010, the Company does not generate any revenues with respect to sales made by ORA UK.

For the fiscal years ending March 31, 1995, 1996 and 1997, one customer, Circuit City, accounted for 20.5%, 23.6% and 25.4%, respectively, of the Company's net sales. For the fiscal years ending March 31, 1996 and 1997, Staples accounted for approximately 13.4% and 9.2%, respectively, of the Company's net sales.

MARKETING AND CUSTOMER SUPPORT

ORA places a strong emphasis on the marketing of its products. Though its product line features many technologically sophisticated and innovative products, the Company believes that its greatest strengths lie in its abilities to manufacture for, and communicate with, the mass market, provide useable products and superior customer service, and introduce high technology products to the market.

To ensure comprehensive control of the marketing process, ORA has a complete in-house marketing services department. The marketing services department provides a full range of services. In addition to ad design and production, product photography, line brochures, packaging and catalogs, the department provides a number of specialized customer services including a complete planogram service, cooperative advertising programs, store merchandising, in-store display design and production, customer-specific collateral material, ad slicks, clip art services, semi-private labeling, private label catalogs, mail inserts and trade show exhibit management.

SALES AND DISTRIBUTION

ORA's products are distributed via national and regional consumer electronics retailers, office supply retailers, department stores, auto parts chains and other multiple outlet retailers, cellular service providers, catalog and mail order houses, and electronics distributors. In addition, ORA designs and supplies products to manufacturers of wireless communications devices, automobile manufacturers and other manufacturers under "private label" and special products agreements.

In order to facilitate prompt deliveries to its retail customers, the Company carries high levels of inventories. ORA's policy is to provide a 24-hour turnaround on a select group of its products which are stocked in depth. In addition, an ongoing "stock balancing" program allows retailers to return current, slow moving items every three months in exchange for an offsetting double order. ORA's competitive return policy for non-salable products, including damaged products, results in significant returns for credit. ORA products carry warranties for defects in material or workmanship. These warranties vary from a year to lifetime on passive devices, with most products carrying warranties of three to five years. The Company's payment terms are typically 30 to 60 days. However, under special circumstances, the Company will offer extended terms.

The Company's business is seasonal. For its fiscal years ending March 31, 1995, 1996 and 1997, on average, approximately 30.1% of the Company's net sales were in its third fiscal quarter and 18.8% in its fourth fiscal quarter, with the balance split approximately evenly between the first and second fiscal quarters.

BACKLOG

Most orders received by the Company are for immediate delivery. As of March 31, 1996 and 1997, the Company had approximately $550,000 and $362,000, respectively, in backlog orders, including orders for current delivery, orders for later delivery, back orders and special orders, all of which may be cancelled or modified by the customer.

RESEARCH AND DEVELOPMENT

The Company has always focused on innovation as a means of maximizing margins and capturing and maintaining market share. During its fiscal years ended March 31, 1995, 1996 and 1997, as reflected in its audited financial statements, the Company spent approximately $610,000, $520,000 and $550,000, respectively, on research and development related activities. In addition, the Company estimates that approximately an additional $60,000, $77,000 and $80,000, respectively, was spent for purchased materials that do not have alternative future uses. ORA maintains an in-house research and development engineering staff. The acquisition of a product development group in the beginning of 1994 increased the size and quality of ORA's R&D staff. The Company maintains extensive research and testing facilities (including an anechoic chamber) at its corporate headquarters, thus allowing it to conduct sophisticated operations such as testing radiation patterns for antenna and, thus, promoting product safety. ORA also has strategic relationships with other independent research and development companies to utilize their respective specialized skills or equipment.

Many of ORA's products carry UL listings or FCC approvals. The Company has been awarded the prestigious Innovation in Engineering Award from the Electronics Industry Association three times, in 1995, 1996 and 1997. Additionally, ORA is Underwriter Laboratories ISO 9000 certified and operates under the ISO 9002 quality standards.

MANUFACTURING AND PACKAGING

ORA out-sources the manufacturing of its products using contract manufacturers and "bid" manufacturing. Contract manufacturers are used mainly for proprietary products such as Telecar, battery chargers and hands-free adapters. Bid manufacturers are used mainly to produce commodity items such as battery packs and power cords. Manufacturing plants are located in the US, Taiwan, China, Hong Kong and Korea. ORA is not dependent on any one manufacturer to produce products. The Company believes that such production is "portable" and can be moved rapidly to other manufacturers and assemblers. The Company is, however, dependent on the availability of raw materials and labor, and is subject to customs regulations and quotas both in the US and abroad.

The products manufactured for the Company in Asia, which represent substantially all of the Company's products, are purchased by the Company from a foreign trading company, Data-Spec Taiwan, Limited ("Data-Spec Taiwan"). Data-Spec Taiwan negotiates purchases with the various contract manufacturers, "bid" manufacturers and remits payment to these companies for the products. Data-Spec Taiwan also represents ORA in negotiations with respect to procurement, specifications compliance and quality assurance. Data-Spec Taiwan is ISO 9000 certified. Jack D.W. Song who owns over 10% of the Company's outstanding
Common Stock, is the majority owner of Data-Spec Taiwan.

The Company receives most of its inventory in bulk shipments. The bulk products are then assembled and packaged in various configurations and kits utilizing in-house packaging equipment and materials.

ASSET MANAGEMENT

Inventory control is important to the Company's ability to maintain margins while offering its customers competitive prices and rapid delivery of a wide variety of products. To be in a position to deliver products rapidly, the Company maintains a significant investment in its product inventory and, therefore, is subject to the risks of inventory obsolescence and excessive inventory levels.

COMPETITION

The consumer electronics and wireless telecommunications accessory market is highly fragmented and subject to intense competition. The market for wireless products is characterized by rapidly changing technology and frequent new product introductions. The Company's success depends in large part upon its ability to identify and design products that will meet the changing requirements and demands of the marketplace. ORA's competitors include (a) various companies which offer broad lines of consumer electronic accessories, (b) other accessory companies which offer certain product lines and (c) manufacturers of brand name consumer electronics hardware, which market their own lines of similar accessories. Certain of the Company's existing and potential competitors have greater financial, technical, marketing or manufacturing resources and may develop new accessories and other products that are superior to those of the Company. The Company competes primarily on the basis of product variety and quality, customer service and support, product reliability, company and brand name recognition, ability to meet customer delivery needs, price, product features and proprietary products. There can be no assurance that the Company will be able to identify, obtain and offer products necessary to remain competitive.

TRADEMARKS AND PATENTS

The Company actively pursues a program of protecting its intellectual property by seeking patent, copyright and trademark protection for its products to the maximum extent permissible under U.S. and foreign laws. Currently, the Company owns 35 issued patents and has an additional seven pending patent applications covering various unique and novel aspects of certain of its products in both the United States and in some foreign jurisdictions. Most of the Company's patents have the majority of their term remaining.

The Company also owns approximately 20 registrations listed on the Trademark Register of the United States for its trademarks and service marks, under which the Company markets its goods and offers its services. The Company also copyrights its manuals, sales and product literature, as well as numerous software codes and protocols necessary to operate several of its processor controlled products and systems.

EMPLOYEES

As of June 15, 1997, the Company had 62 employees. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory.

ITEM 2 - PROPERTIES

The Company owns its 80,000 square foot headquarters and distribution facility in Chatsworth, California. Such property is subject to a deed of trust in favor of the Aid Association for Lutherans, which entity provided financing for the acquisition of the property.

ITEM 3 - LEGAL PROCEEDINGS

The Company is currently involved in a lawsuit titled ALLIANCE RESEARCH CORPORATION V. TELULAR CORPORATION; including the counterclaim entitled TELULAR CORPORATION V. ALLIANCE RESEARCH CORPORATION, United States District Court for the Central District of California, Case No. CV 94-1065-JSL. This currently pending patent validity and infringement action concerns a Company product known as the Cellular Data Link ("CDL"). CDL is an interface between a computer modem or fax machine and a cellular telephone. It enables its user to transmit data or telecopies from a portable computer over the cellular telephone system. It is compatible with a variety of cellular telephones.

The Company filed suit on February 17, 1994, seeking a declaratory judgment that Telular's patents are invalid and that even if they were valid, CDL does not infringe on them. Telular counterclaimed, contending that the patents are valid and that CDL does infringe on those patents. On February 1, 1996, the District Court entered an order granting Telular's motion for partial summary judgment against the Company, determining that Telular's patents are valid and that CDL infringes on them. The District Court permanently enjoined the Company from further sales of CDL. The District Court based its ruling against the Company on patent validity and infringement rulings previously made in another case involving Company employees Serrano and Holman which was pending before the same Court, ARTHUR SERRANO AND ANDREW HOLMAN V. TELULAR CORPORATION, Case No. 94-1272-JSL (the "Serrano Case"). The order precluded the Company from litigating its claims that Telular's patents are invalid and that CDL does not infringe. The Company appealed the issuance of the permanent injunction and the partial summary judgment order on which it was based to the Federal Circuit. Messrs. Serrano and Holman also appealed the final judgment entered against them, the judgment to which the District Court had bound the Company. The Federal Circuit heard the cases together as "companion cases."

On May 10, 1996, the Federal Circuit granted, in part, the Company's motion for a stay of injunction pending appeal, finding that the Company had established a strong likelihood that it would prevail on the merits of the appeal with respect to whether CDL units that are compatible with Motorola cellular telephones infringe the patents. On January 28, 1997 the Federal Circuit heard oral arguments on the appeal. On April 25, 1997, it issued an opinion affirming the District Court's decision in the Serrano Case and on April 29, 1997, it issued a per curium opinion affirming the District Court's February 1, 1996 order of partial summary judgment against the Company. Thus, the District Court's determinations that Telular's patents are valid and that the CDL infringes, and that the Company is permanently enjoined from further sales of CDL, have all been upheld on appeal. The case against the Company has been remanded to the District Court for a trial concerning (a) the amount of damages to be assessed against the Company and (b) whether the facts and circumstances warrant the imposition of enhanced damages, potentially including a trebling of the amount of actual damages and an order to pay Telular's attorneys' fees.

There will be a money judgment assessed against the Company during the damages phase of trial, which management intends to vigorously contest. Discovery on damages issues is pending and the District Court has considerable discretion on whether to impose enhanced damages, potentially including a trebling of the amount of actual damages and an order to pay Telular's attorneys' fees.
Such damages could be material to the Company. See Note 11 to the Company's financial statements included in Part III, Item 14 hereof.

In addition to the above-described litigation, the Company is party to other claims and litigation that arise in the normal course of business. While any litigation contains an element of uncertainty, management believes that the ultimate outcome of these claims and litigation will not have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1997.

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock, par value $.001 per share (the "Common Stock"), was listed for trading on December 20, 1996, following its merger with North American Energy of Delaware, Inc. (the "NAED Merger"), on the OTC Bulletin

Board. As of June 30, 1997, there were approximately 660 stockholders of record. The following table sets forth the high and low sales prices for the Common Stock for each quarterly period since such stock began trading:

                                                        Low            High
                                                        ---            ----
First Quarter.................................          N/A            N/A
Second Quarter................................          N/A            N/A
Third Quarter (from December 20, 1996) ........         $4.00          $7.00
Fourth Quarter.................................         $3.50          $9.00

The Company intends to use its cash flow from operations to finance its working capital needs. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's results of operations, financial Board of Directors. Since having become a C corporation for tax purposes in December 1996, the Company has not paid a dividend on its Common Stock.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data regarding the Company which is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and notes thereto (see "Index to Consolidated Financial Statements") and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." The income statement and balance sheet data presented below have been derived from the Company's financial statements. The selected pro forma income statement data set forth below is for informational purposes only and may not necessarily be indicative of the Company's results of operations in the future.

                              ORA ELECTRONICS, INC.
                    STATEMENT OF INCOME AND RETAINED EARNINGS

                                                                                Years Ended March 31,
                                                 --------------------------------------------------------------------------------
                                                       1997            1996            1995            1994            1993
                                                 ---------------- --------------  --------------  --------------- ---------------
Net sales....................................      $  18,718,113     24,110,436      25,308,778       20,398,962      19,875,585
Cost of goods sold ..........................         12,211,623     15,354,206      15,687,331       10,559,143       9,215,842
                                                 ---------------- --------------  --------------  --------------- ---------------
Gross profit.................................          6,506,490      8,756,230       9,621,447        9,839,819      10,659,723
                                                 ---------------- --------------  --------------  --------------- ---------------
Operating Expenses:
Selling and shipping expenses................          3,163,863      3,997,970       4,161,196        3,767,825       4,544,711
General and administrative expenses      ....          5,183,082      5,202,191       4,407,590        4,183,391       4,913,974
                                                 ---------------- --------------  --------------  --------------- ---------------
Total operating expenses.....................          8,346,945      9,200,161       8,568,786        7,951,216       9,458,685
                                                 ---------------- --------------  --------------  --------------- ---------------
Other (income) expenses:
Interest expense.............................          1,072,107      1,056,529         898,534          782,647         743,433
Other (income)...............................           (231,620)       (58,783)        (56,790)          (3,989)         (6,316)
                                                 ---------------- --------------  --------------  --------------- ---------------
Total other expenses.........................            840,487        997,746         841,744          778,658         737,117
                                                 ---------------- --------------  --------------  --------------- ---------------
Total expenses...............................          9,187,432     10,197,907       9,410,530        8,729,874      10,195,802
                                                 ---------------- --------------  --------------  --------------- ---------------
Net income (loss) before income taxes........         (2,680,942)    (1,441,677)        210,917        1,109,945         463,921
Provision for income taxes...................                  0        (23,822)         27,861           32,633          13,750
                                                 ---------------- --------------  --------------  --------------- ---------------
Net income (loss)............................      $  (2,680,942)    (1,417,855)        183,056        1,077,312         450,171
                                                 ================ ==============  ==============  =============== ===============
PRO FORMA DATA:
Historical income before income taxes........      $  (2,680,942)    (1,441,677)        210,917        1,109,945         463,921
Proforma income tax provision (benefit)......                  0       (713,913)         84,367          443,978         185,568
                                                 ---------------- --------------  --------------  --------------- ---------------
Proforma net income (loss)...................      $  (2,680,942)      (727,754)        126,550          665,967         278,353
                                                 ---------------- --------------  --------------  --------------- ---------------
Proforma net income (loss) per share.........      $       (0.41)       (727.76)         126.55           665.97          278.35
                                                 ---------------- --------------  --------------  --------------- ---------------
Proforma weighted average common shares
   outstanding...............................          6,589,068          1,000           1,000            1,000           1,000
                                                 ================ ==============  ==============  =============== ===============
BALANCE SHEET DATA:
Working capital..............................      $   2,829,897      1,290,836       2,892,990        3,325,601         599,816
                                                 ================ ==============  ==============  =============== ===============
Total assets.................................      $  16,728,304     17,128,943      17,020,943       14,165,803      12,457,407
                                                 ================ ==============  ==============  =============== ===============
Long term debt...............................      $   5,601,516      7,188,902       7,246,168        6,798,073       5,470,914
                                                 ================ ==============  ==============  =============== ===============
Stockholders' equity.........................      $   4,400,674      1,278,217       2,696,072        3,263,016       2,185,704
                                                ================ ==============  ==============  =============== ===============

The proforma data above is provided for information purposes only, to reflect the effects of federal and state income taxes had the Company had been taxed as a C corporation rather than an S corporation, since April 1, 1992.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

The following table sets forth proforma operating results (as a percentage of net sales) for the periods indicated. Proforma operations reflect adjustments to historical operating results for Federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation.

                                             Years Ended March 31,

                                       1997         1996         1995
                                       ----         ----         ----

Net sales                              100.0%       100.0%       100.0%
Cost of sales                           65.2         63.7         62.0
Gross Profit                            34.8         36.3         38.0
Selling and shipping expenses           16.9         16.6         16.5
Administrative and general expenses     27.7         21.6         17.4
                                        ----         ----         ----

Total operating expenses                44.6         38.2         33.9
Interest expense                         5.7          4.4          3.6
Other (income)                          (1.2)        (0.3)        (0.2)
                                        ----         ----         ----

Net income (loss) before taxes         (14.3)        (6.0)         0.8

Proforma income taxes (benefit)          0.0         (3.0)         0.3
                                         ---         ----          ---
Proforma net income (loss)             (14.3)%       (3.0)%        0.5%
                                       =======       ======        ====

 FISCAL YEAR ENDED MARCH 31, 1997 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1996

Net sales decreased 22.4 % to $18,718,113 in fiscal year 1997, compared to $24,110,436 in fiscal year 1996, a decrease of $5,392,323. This decrease reflects lower than expected orders from consumer electronics retailers who have reported comparable store sales decreases compared to the prior year. Retailers have reported that their cellular telephone activations are lower as a result of reduced financial incentives offered to them by cellular telephone carriers. The Company believes that its traditional retail customers may face increased competitive pressures from cellular service providers and that, consequently, orders for its cellular products from such retailers may continue to decline. The Company is exploring alternative channels of distribution. The Company allows stock balancing (return of unsold items for different merchandise) to enable customers to freshen inventory. Higher than expected returns from customers relating to such stock balancing also contributed to lower net sales.

Gross profit decreased to $6,506,490 for fiscal year 1997 from $8,756,230 in fiscal year 1996. Gross profit as a percentage of net sales decreased to 34.8% in fiscal year 1997 from 36.3% in fiscal year 1996. The decrease in absolute dollars is primarily attributable to the decreased number of units sold combined with an increase in customer returns of unsold merchandise. The decrease in profit margin is primarily attributable to competitive pressure among the Company's large retail customers and the resulting pressure on wholesale prices.

Operating expenses decreased in all categories to $8,346,945 in fiscal year 1997 from $9,200,161 in fiscal year 1996. Selling and shipping expenses decreased to $3,163,863 in fiscal year 1997 compared to $3,997,970 in fiscal year 1996, primarily attributable to lower costs of shipping, warehousing, freight, sales commissions, and lower expenditures for advertising. Media, promotional and catalogue advertising decreased to $105,991 in fiscal year 1997 from $460,125 in fiscal year 1996. Administrative and general expenses decreased to $5,183,082 in fiscal year 1997 compared to $5,202,191 in fiscal year 1996, primarily attributable to lower bad debt experience combined with reductions in personnel. These administrative and general expense reductions were offset by costs related to the NAED Merger and the resultant change to a public C corporation, which occurred on December 20, 1996. Operating expenses as a percentage of net sales increased to 44.6% in fiscal year 1997 from 38.2% in fiscal year 1996 due to the decrease in net sales.

The Company had interest expense of $1,072,107 in fiscal year 1997 compared to $1,056,529 in fiscal year 1996. The increase is primarily attributable to increases in the Company's bank line of credit usage during fiscal 1997.

Other income increased to $231,620 for fiscal year 1997 compared to $58,783 in fiscal year 1996, primarily attributable to a refund of required estimated Federal income tax payments, resulting from the Company's S corporation status for most of fiscal 1997.

 FISCAL YEAR ENDED MARCH 31, 1996 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1995

Net sales decreased 4.7 % to $24,110,436 in fiscal year 1996, compared to $25,308,778 in fiscal year 1995, a decrease of $1,198,342. The decrease reflects lower than expected orders from consumer electronics retailers who have reported comparable store sales decreases compared to the prior year. Retailers have reported that reduced financial incentives to activate cellular telephones, offered by cellular telephone carriers, have negatively impacted the level of cellular telephone activations in the retail channel. The Company allows stock balancing (return of unsold items for different merchandise) to enable customers to freshen inventory. Higher than expected returns from customers relating to such stock balancing also contributed to lower net sales.

Gross profit decreased to $8,756,230 for fiscal year 1996 from $9,621,447 in fiscal year 1995. Gross profit as a percentage of net sales decreased to 36.3% in fiscal year 1996 from 38.0% in fiscal year 1995. The decrease in absolute dollars is primarily attributable to decreases in the number of units sold combined with an increase in customer returns of unsold merchandise. The decrease in profit margin is primarily attributable to competitive pressure among the Company's large retail customers and the resulting pressure on wholesale prices.

Operating expenses increased to $9,200,161 in fiscal year 1996 compared to $8,568,786 in fiscal year 1995. Selling and shipping expenses decreased to $3,997,970 in fiscal year 1996 compared to $4,161,196 in fiscal year 1995, primarily attributable to lower costs of shipping, warehousing, and freight. Administrative and general expenses increased to $5,202,191 in fiscal year 1996 compared to $4,407,590 in fiscal year 1995, primarily attributable to increased costs in all categories particularly the increased costs associated with the hiring of additional professional personnel in the engineering, management and MIS (management information systems) areas. Operating expenses as a percentage of net sales increased to 38.2% in fiscal year 1996 from 33.9% in fiscal year 1995.

The Company had interest expense of $1,056,529 in fiscal year 1996 compared to $898,534 in fiscal year 1995. This increase was primarily attributable to an increased usage of the Company's line of credit throughout the year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are to fund working capital needs, primarily accounts receivable and inventories. Historically, the Company has satisfied these working capital requirements principally through cash flow from operations and bank borrowings.

At March 31, 1997, the Company had $321,647 in cash and cash equivalents with a working capital surplus of $2,829,897, contrasted to $357,995 in cash and cash equivalents with a working capital surplus of $1,290,836 at March 31, 1996. Net cash used in operating activities was $964,201 for the fiscal year ended March 31, 1997, compared with net cash used in operating activities of $725,813 for the fiscal year ended March 31, 1996. Working capital may vary from time to time as a result of seasonality, new product introductions, capital expenditures and changes in inventory levels.

To supplement cash flow from operations, if necessary, the Company maintains a $5,000,000 revolving credit facility to be used for general working capital purposes. This new credit agreement (dated April 4, 1997) with FINOVA Capital Corporation ("FINOVA") allows the Company to borrow funds at Citibank N.A.'s reference rate plus 1% and there is an unused line fee of 0.5%. The Company's funds are swept daily and capital is made available based on 70% of eligible accounts receivable and 35% of eligible inventory. Based on the Company's level of underlying collateral and the formulas utilized to calculate eligible collateral, the Company has available capital from this line of credit approximately $2,000,000. The FINOVA line of credit enabled the Company to pay off the remaining $1,257,197 balance owed to a bank with respect to its prior credit facility.

Under the FINOVA facility, the Company is required to maintain various covenants, including meeting certain net worth requirements, a liquidity ratio, a debt service coverage ratio and restrictions of capital expenditures, additional indebtedness and the payment of dividends. At April 30, 1997 and since that time, the Company has not been in compliance with the debt service coverage ratio or the net worth requirement. On June 26, 1997, these covenant violations were waived by FINOVA and the covenants were reset at levels that the Company believes can be successfully maintained. However, the Company's ability to maintain such covenants depends, in part, upon its ability to penetrate new distribution channels. No assurances can be given as to the Company's ability to do so.

On December 23, 1996, the Company obtained a $1,000,000 loan from an unrelated third party which was used to pay the initial required $1,000,000 reduction on its then existing credit facility. Such $1,000,000 loan bears interest at 8% per annum and all principal and interest is due and payable upon maturity on December 31, 2001.

The loan from the Aid Association for Lutherans ("AAL") obtained by the Company to purchase its headquarters and distribution facility in Chatsworth, California is, by its terms, callable by AAL upon six months notice. As of March 31, 1997, the outstanding principal balance of such loan was $4,664,702. Such loan bears interest at 9.875% per year, is payable in monthly installments of $43,418, representing both principal and interest, matures in February 2019 and is secured by the real property on which the facility is located.

Cash flows provided by investing activities totaled $5,527,123 for fiscal year 1997 and net cash used in financing activities totaled $4,599,270 for the same period, both of which were primarily the result of the issuance of common stock in satisfaction of $5,804,893 of indebtedness, including $1,500,000 of trade accounts payable.

The Company is currently evaluating its management information systems as part its strategy and growth expectations for the future. The likely result of this evaluation will be a systems conversion for the Company's core business processes. Although the ultimate cost of a systems conversion has not yet been determined, the Company believes that it will incur between $100,000 and $150,000 related to this project in late fiscal 1998 or early fiscal 1999.

The Company believes that available cash, cash flow from operations and available borrowings through its credit facility, will be sufficient to meet operating needs and capital expenditure requirements for the foreseeable future, although no assurances can be given.

FORWARD LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above. The matters discussed herein with respect to the anticipated growth of the cellular telephone industry and the development of new wireless communications technologies, the introduction of new products by the Company, the Company's ability to penetrate new distribution channels, future sales levels, costs associated with the Company's new management information system, compliance with financial covenants in loan agreements, the Company's ability to secure future financing and the potential outcome of pending litigation involving the Company, among others, are forward looking statements. In addition, when used in this discussion, the words "anticipantes,"
"expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.


Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Annual Report. Statements in this Annual Report, particularly in "Item 1. Business", "Item 3. Legal Proceedings", the Notes to Consolidated Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," describe certain factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas: the receptivity of consumers to new consumer electronics technologies, the rate and consumer acceptance of new product introductions, competition, the number and nature of customers and their product orders, pricing, foreign manufacturing, sourcing and sales (including foreign government regulation, trade and importation concerns and fluctuation in exchange rates), borrowing costs, changes in taxes due to changes in the mix of U.S. and non U.S. revenue, pending or threatened litigation, the availability of key personnel and other risk factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Consolidated Financial Statements" at Item 14(a) for a listing of the consolidated financial statements and supplementary data submitted as part of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company's financial statements for the fiscal year ended March 31, 1995, were audited by Richard & Hedrick ("R&H"), and its financial statements for the fiscal year ended March 31, 1996, were audited by Tanner, Mainstain & Hoffer ("TM&H"). The Company became subject to the reporting requirements of Securities Exchange Act of 1934 on December 20, 1996, pursuant to the NAED Merger. Prior to such merger, on November 30, 1996, the Company retained Richard & Hedrick as its auditor for its fiscal year ended March 31, 1997. All of the appointments of auditors described above were approved by the Company's Board of Directors.

TM&H's report on the Company's financial statements for the fiscal year ended March 31, 1996 did not contain an adverse opinion or a disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years and any subsequent interim period through the date of R&H's appointment, there were no disagreements between Registrant and TM&H on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of TM&H, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.



                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting scheduled for December 8, 1997, to be filed with the Securities and Exchange Commission within 120 days after March 31, 1997, and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting scheduled for December 8, 1997, to be filed with the Securities and Exchange Commission within 120 days after March 31, 1997, and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting scheduled for December 8, 1997, to be filed with the Securities and Exchange Commission within 120 days after March 31, 1997, and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting scheduled for December 8, 1997, to be filed with the Securities and Exchange Commission within 120 days after March 31, 1997, and is incorporated herein by reference.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Report:

     (1)  Financial Statements:

          Reports of Independent Auditors

          Balance Sheets at March 31, 1997 and 1996

          Statements of Operations for the Twelve-Month Periods Ended March 31, 1997, 1996 and 1995

          Statements of Stockholders' Equity Twelve-Month Periods Ended March 31, 1997, 1996 and 1995

          Statements of Cash Flows for the Twelve-Month Periods
          Ended March 31, 1997, 1996 and 1995

          Notes to Financial Statements

     (2)  Financial Statement Schedules:

          The schedules specified under Regulation S-X are either not applicable or immaterial to the Company's financial statements for each of the three years in the period ended March 31, 1997.

     (3)  Exhibits:

          The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

Exhibit No.                        Description
-----------                        -----------

     2.1       Plan of Reorganization of North American Energy of
               Delaware, Inc. <F1>

     2.2 Agreement and Plan of Merger between ORA Electronics, Inc., a Delaware corporation, and North American Energy of Delaware, Inc., a Delaware corporation. <F2>

     3.1       Restated Certificate of Incorporation of ORA
               Electronics, Inc.  <F2>

     3.2       Bylaws of ORA Electronics, Inc.  <F2>

     4.1       Specimen Common Stock Certificate of ORA Electronics, Inc. <F2>

     4.2       Specimen Class A Warrant Certificate.  <F2>

     4.3       Specimen Class B Warrant Certificate.  <F2>

     4.4       Specimen Class C Warrant Certificate.  <F2>

     4.5       Specimen Class D Warrant Certificate.  <F2>

     4.6 Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (the "Warrant Agent"), dated as of December 20, 1996. <F2>

     4.7 Letter Agreement, dated June 10, 1997, from Sheppard, Mullin, Richter & Hampton LLP to the Warrant Agent.

    10.1 Loan and Security Agreement, dated April 4, 1997, by and between the Company and FINOVA Capital Corporation ("FINOVA").

    10.2 Amendment to Loan Agreement, dated April 4, 1997, between the Company and FINOVA.

    10.3 Collateral Assignment, Patent Mortgage and Security Agreement, dated as of April 4, 1997, by and between the Company and FINOVA.

    10.4 Waiver and Second Amendment to Loan Agreement, dated June 26, 1997, between the Company and FINOVA.

    10.6       ORA Electronics, Inc. 1996 Stock Plan.  <F3>

    10.7 Form of ORA Electronics, Inc. 1996 Stock Plan Stock Option Grant Agreement. <F3>

    10.8 Form of ORA Electronics, Inc. Non-Employee Directors Stock Option Plan. <F3>

    10.9 Form of ORA Electronics, Inc. Non-Employee Directors Stock Option Agreement. <F3>

    10.10      Form of Indemnification Agreement.  <F3>

    10.11 Employment Agreement dated as of December 19, 1996 by and between the Company and Gershon N. Cooper. <F3>

    10.12 Amended and Restated Promissory Note dated December 17, 1996, made by Gershon N. Cooper and Ruth Cooper in favor of the Company. <F3>

    10.13 Promissory Note dated December 6, 1996, made by Gershon N. Cooper and Ruth Cooper in favor of the Company. <F3>

    10.14 Amended and Restated Commercial Credit Agreement dated as of December 31, 1996, by and among Sanwa Bank California, the Company, Gershon N. Cooper, Ruth Cooper and the Cooper
               Living Trust.   <F3>

    10.15 Amended and Restated Security Agreement dated as of December 31, 1996, by and between the Company and Sanwa Bank California. <F3>

    10.16 Secured Promissory Note dated as of February 1, 1989, made by the Company in favor of the Aid Association for Lutherans. <F3>

    10.17 Promissory Note dated as of December 23, 1996, made by the Company in favor of General Funding Corporation. <F3>

    11         Statement re: Computation of Earnings Per Share.

    16         Letter re Change in Accountants.

    23.1       Independent Auditors' Consent of Tanner, Mainstain & Hoffer.

    23.2       Independent Auditors' Consent of Richard & Hedrick.

    27         Financial Data Schedule.

    99.1 Letter Agreement dated December 19, 1996 between the Company and DLS Financial Services, Inc. <F3>

    99.2 Registration Rights Agreement, dated as of December 20, 1996, between the Company and The Cooper Family Living Trust. <F3>

------------------------------------------------------------------------------

    <F1> Incorporated by reference from the Form 8-K/A filed on
        December 20, 1996, by North American Energy of Delaware, Inc., predecessor to the Registrant.

    <F2> Incorporated by reference from the Registrant's Form 8-K filed on December 20, 1996.

    <F3> Incorporated by reference from the Registrant's Form 10-Q filed on February 14, 1997.

(b) Reports on Form 8-K:

    No reports on Form 8-K were filed by the Company during the fiscal quarter ended March 31, 1997.

                              ORA ELECTRONICS, INC.

                          INDEX TO FINANCIAL STATEMENTS


INDEPENDENT AUDITORS' REPORT (Richard & Hedrick)

INDEPENDENT AUDITORS' REPORT (Tanner, Mainstain & Hoffer)

FINANCIAL STATEMENTS:

Balance sheets at March 31, 1997 and 1996

Statements of operations for the twelve month periods ended March 31, 1997, 1996 and 1995

Statements of stockholders' equity for the twelve-month periods ended March 31, 1997, 1996 and 1995

Statements of cash flows for the twelve-month periods ended March 31, 1997, 1996 and 1995

Notes to financial statements

                                RICHARD & HEDRICK
             ACCOUNTANCY CORPORATION * CERTIFIED PUBLIC ACCOUNTANTS
                        MEMBER OF AICPA * MEMBER OF CSCPA
           11444 WEST OLYMPIC BLVD. SUITE 100 * LOS ANGELES, CA 90064
                      PHONE 310-235-2696 * FAX 310-235-2699


May 30, 1997


ORA Electronics, Inc.
Chatsworth, CA 91311


To the Shareholders and the Board of Directors of ORA Electronics, Inc.:

We have audited the accompanying balance sheets of ORA Electronics, Inc. as of March 31, 1997 and 1995 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating an overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORA Electronics, Inc. as of March 31, 1997 and 1995 and the results of their operations and their cash flows for each year in accordance with generally accepted accounting principles.

The financial statements for ORA Electronics, Inc. for the year ended March 31, 1996 were audited by other independent accountants whose report, dated November 6, 1996, expressed an unqualified opinion.


/s/ Richard & Hedrick
--------------------------
Richard & Hedrick
An Accountancy Corporation

                     [TANNER, MAINSTAIN & HOFFER LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors
ALLIANCE RESEARCH CORPORATION


We have audited the accompanying balance sheet of Alliance Research
Corporation (an S corporation) as of March 31, 1996, and the related statements of operations and retained earnings and the statements of cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit. The financial statements of Alliance Research Corporation as of March 31, 1995, were audited by other auditors whose report dated September 30, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance Research Corporation as of March 31, 1996, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.


   /s/  Peter Mainstain
----------------------------
        Peter Mainstain

TANNER, MAINSTAIN & HOFFER
An Accountancy Corporation

Los Angeles, California
November 6, 1996

                              ORA ELECTRONICS, INC.
                                  BALANCE SHEET
                             March 31, 1997 and 1996

ASSETS
------                                            1997                  1996
                                                  ----                  ----
Current assets:
Cash and cash equivalents (Note 4)            $   321,647         $  357,995
Trade accounts receivable, less
  allowances for sales returns and
  doubtful accounts (Note 4)                    3,499,517          3,333,820
Inventories (Notes 4 and 13)                    5,449,028          5,812,730
Federal tax refund (Note 3)                       219,927            410,803
Prepaid expenses                                   65,892             37,312
                                           --------------      -------------

      Total current assets                      9,556,011          9,952,660

Property and equipment, less accumulated
  depreciation (Note 6)                         6,301,378          6,569,698

Other assets:
Loan receivable, officer (Note 5)                 551,337            243,982
Deferred expenses (Note 4)                        319,578            362,603
                                           --------------     --------------

      Total assets                            $16,728,304        $17,128,943
                                              ===========        ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt
      (Note 8)                                    $63,186            $57,267
   Notes payable (Note 7)                       1,257,197          4,275,000
   Trade payables                               3,738,108          1,838,641
   Accrued interest (Notes 7 and 8)               110,717          1,674,960
   Other accounts payable and
     accrued expenses                           1,556,906            815,956
                                           --------------      -------------

      Total current liabilities                 6,726,114          8,661,824

Long-term debt (Note 8)                         5,601,516          7,188,902
                                          ---------------      -------------

      Total liabilities                        12,327,630         15,850,726
                                           --------------       ------------

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

Commitments and contingencies (Note 11)

Stockholders' equity:

Common stock $.001 par value;
  authorized 30,000,000 shares;
  reserved for options and warrants
  2,364,480; issued and outstanding
  6,589,068 shares at March 31, 1997
  and Alliance Research Corporation
  $10 par value; authorized 25,000
  shares; issued and outstanding 1,000
  shares at March 31, 1996. (Note 2)               6,589              10,000
Preferred stock $.001 par value;
  authorized 5,000,000
  shares; issued and outstanding, none                 0                   0
Paid-in capital (Note 2)                       5,806,810                   0
Retained earnings (deficit)                   (1,412,725)          1,268,217
                                            -------------      -------------

      Total stockholders' equity               4,400,674           1,278,217
                                           -------------       -------------

      Total liabilities and
        stockholders' equity                 $16,728,304         $17,128,943
                                             ===========         ===========


























               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                              ORA ELECTRONICS, INC.
                             STATEMENT OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                   1997                1996               1995
                                   ----                ----               ----

Net sales (Note 4 & 10)         $18,718,113        $24,110,436     $25,308,778

Cost of goods sold               12,211,623         15,354,206      15,687,331
                                 ----------         ----------      ----------
     Gross profit                 6,506,490          8,756,230       9,621,447
                                -----------        -----------     -----------
Operating expenses:
     Selling and shipping          3,163,863         3,997,970       4,161,196
     Administrative and general    5,183,082         5,202,191       4,407,590
                                 -----------       -----------     -----------
       Total operating expenses    8,346,945         9,200,161       8,568,786
                                 -----------       -----------     -----------
Other (income) expenses:
     Interest expense              1,072,107         1,056,529         898,534
     Interest/other income          (231,620)          (58,783)        (56,790)
                                 ------------      ------------    ------------
          Total other expenses       840,487            997,746        841,744
                                 ------------      ------------     -----------
Income (loss) before
   income taxes                   (2,680,942)        (1,441,677)       210,917

Provision for taxes (benefit)              0            (23,822)        27,861
                                 ------------      -------------    ----------
          Net income (loss)      $(2,680,942)       $(1,417,855)   $   183,056
                                 ============       ============   ===========

Earnings (loss) per share:
     Primary                     $     (0.41)      $  (1,417.86)   $    183.06

Number of shares used in the
   per share calculation:
     Primary                       6,589,068              1,000          1,000

Pro forma per share information:
(Notes 2 and 14)

Pro forma earnings (loss) per share:
     Primary                    $      (0.41)      $      (0.22)   $      0.03

Pro forma number of shares used
   in per share calculation:
     Primary                       6,589,068          6,589,068      6,589,068


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                              ORA ELECTRONICS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

                                               Common Stock
                                                            Number                Preferred   Paid-In     Retained   Stockholders'
                                 Options       Warrants     of Shares    Amount      Stock    Capital     Earnings      Equity
                                 -------       --------     ---------    ------   ----------  -------     --------   ------------

Balance, March 31, 1995                0          0          1,000    $10,000     $0             $0       $2,686,072   $2,696,072

Net loss for the year
   ended March 31, 1996                0          0            0          0        0              0       (1,417,855)  (1,417,855)
                                 ---------    ---------    ---------   ------------------      ---------  -----------  -----------
Balance, March 31, 1996                0          0          1,000     10,000      0              0        1,268,217    1,278,217

Merger of Alliance Research
   Corp. into ORA
   Electronics, Inc.:

Cancellation of Alliance
   Research Corporation shares         0          0         (1,000)   (10,000)     0              0          0            (10,000)
Issuance of ORA Electronics, Inc.
   shares                              0          0      5,000,000      5,000      0              0          0              5,000

Proceeds from exercise of 2,200
   options at $1.50 per share          0          0          2,200          2      0          3,298          0              3,300

Merger of North American Energy
   of Delaware, Inc. into ORA
   Electronics, Inc.                75,480    2,156,000    250,000         250     0          (125)          0                125

Common shares issued for advisory
   services                            0          0        160,566         161     0           (80)          0                 81

Common shares issued in
   satisfaction of $5,804,893
   of indebtedness                     0          0      1,176,302       1,176     0      5,803,717          0          5,804,893

Net loss for the year ended
   March 31, 1997                      0          0           0            0       0          0        (2,680,942)     (2,680,942)
                                 ---------    ---------  ---------      ------ --------  ----------   ------------     -----------

Balance, March 31, 1997             75,480    2,156,000  6,589,068      $6,589 $   0     $5,806,810   ($1,412,725)     $4,400,674
                                 =========    =========  =========      ====== ========  ==========   ============     ===========



               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                              ORA ELECTRONICS, INC.
                             STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                              1997               1996                  1995
                                                              ----               ----                  ----
Cash flows from operating activities:
     Net income (loss)                                 $ (2,680,942)         $ (1,417,855)           $  183,056
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
         Depreciation and amortization                       343,831               321,659              283,473
         Provision for losses and returns on
           accounts receivable                             (468,047)             1,142,718              553,000
         Changes in assets and liabilities:
             Accounts receivable                             302,744           (1,326,089)          (1,659,405)
             Inventories                                     363,702             (144,284)            (991,593)
             Federal tax refund                              190,876             (252,512)            (158,298)
             Prepaid expenses                               (28,580)               299,371             (47,271)
             Accounts payable, accrued interest and
               other accrued expenses                      1,012,215               651,179            1,319,126
                                                         -----------           -----------          -----------
                 Net cash (used in)
                   operating activities                     (964,201)             (725,813)            (517,912)
                                                         -----------           -----------          -----------
Cash flows from investing activities:
     Capital expenditures                                     29,585             (268,944)            (250,750)
     Loan receivable, officer                              (307,355)             (243,982)                    0
     Deferred expenses                                             0                64,835            (346,485)
     Proceeds from issuance of stock                       5,804,893                     0                    0
                                                        ------------           -----------          -----------
             Net cash provided by (used in)
               investing activities                        5,527,123             (448,091)            (597,235)
                                                        ------------           -----------          -----------
Cash flows from financing activities:
     Payment of dividends                                          0                     0            (750,000)
     Borrowing (repayment) of notes payable              (3,017,803)               925,000            2,150,000
     Repayment of trust deed payable                        (57,267)              (51,904)             (47,042)
     Repayment of long-term debt                         (1,524,200)                     0                    0
                                                        ------------           -----------          -----------
             Net cash provided by (used in)
               financing activities                      (4,599,270)               873,096            1,352,958
                                                        ------------           -----------          -----------
Net increase (decrease) in cash and cash equivalents        (36,348)             (300,808)              237,811
Cash and cash equivalents at beginning of year               357,995               658,803              420,992
                                                        ------------           -----------          -----------
Cash and cash equivalents at end of year                $    321,647            $  357,995           $  658,803
                                                        ============            ==========           ==========
Supplemental disclosure of cash flow information:
     Interest paid                                      $  2,636,350            $  758,018           $  675,496
                                                        ============            ==========           ==========
     Income taxes paid                                  $          0            $    6,500           $   27,861
                                                        ============            ============         ===========

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                              ORA ELECTRONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BUSINESS:

ORA Electronics, Inc. (the "Company") is a developer and supplier of interface, connectivity solutions and peripheral accessories for wireless communication devices, including cellular telephones, personal communications systems and pagers, computing devices and intelligent transportation systems. The Company currently carries over 2,000 products which are sold to over 1,200 customers in the United States, and throughout North, Central and South America. Among the Company's customers are major retailers such as Circuit City, Staples, and OfficeMax, service providers and cellular carriers, such as AT&T Wireless, original equipment manufacturers ("OEMs"), auto manufacturers, regional distributors and dealers.

NOTE 2 - REORGANIZATION:

In December 1996, Alliance Research Corporation merged into a newly formed Delaware corporation named ORA Electronics, Inc. (ORA Electronics was a trade name of Alliance Research Corporation).

On December 20, 1996, North American Energy of Delaware, Inc. merged into ORA Electronics, Inc. by exchanging 250,000 common shares of ORA Electronics, Inc. and options for 2,200 common shares at $1.50 per share, and warrants for 2,156,000 common shares for all the shares issued and to be issued of North American Energy of Delaware, Inc.

In consideration for advisory services rendered for this transaction, ORA Electronics, Inc. issued 160,566 common shares and options for 75,180 common shares.

The options and warrants are exercisable as follows:

Options                Warrants*             Price               Expires
-------           -------------------        -----               -------

14,772            Class A     392,000       $   5.00        December 31, 1997
20,208            Class B     588,000       $  10.00        June 20, 1998
17,478            Class C     490,000       $  15.00        December 20, 1999
23,022            Class D     686,000       $  20.00        December 20, 2001
------                      ---------

75,480                      2,156,000
======                      =========

North American Energy of Delaware, Inc. had no business expenses for five years and no tangible assets or liabilities at the merger date.

* Actual warrant numbers are subject to the round-up provisions under the terms of the merger.

NOTE 3 - S CORPORATION STATUS:

The Company, with the consent of its shareholders, had elected S corporation status effective April 1, 1987 for both federal and state income tax purposes. In lieu of federal corporate income taxes, the shareholders of an S corporation are taxed on their proportionate share of the Company's taxable income. For state purposes, S corporations are taxed at a rate of 1 1/2% of taxable income. A provision for state income taxes is reflected in the accompanying statement of income and retained earnings.

In connection with the S corporation election, the Company also elected to retain its fiscal year end of March 31. According to Internal Revenue Service regulations, to compensate the government for the tax deferral obtained through the use of a taxable year end other than the required taxable year end of December 31, the Company is obligated to make an annual "required payment" on May 15. This payment is considered a deposit and is refundable when there is no longer a tax deferral resulting from the use of a fiscal year end other than December 31. The amounts deposited as "required payment" for the year ended March 31, 1997 and 1996 are $219,927 and $410,803 respectively, and are reflected as federal tax refunds in the accompanying balance sheet.

In December 1996, the Company terminated the S corporation election.

                              ORA ELECTRONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash Equivalents
----------------

Cash equivalents include short-term investments with original maturities of 90 days or less.

Allowance for Sales Returns and Doubtful Accounts
-------------------------------------------------

The Company reduces gross sales by the amount of discounts and returns to determine net sales. The Company estimates a reserve for returns based on historical experience and the amount of gross sales.

The reserve is adjusted periodically to reflect the Company's actual return experience. The Company provides allowances for doubtful accounts receivable when it determines that such amounts are uncollectible. Actual bad debt and sales return experience has been in line with management's expectations. The allowances are as follows at March 31,

                                                  1997                1996
                                              -----------           -------

                Doubtful accounts            $    300,000         $   570,111
                Sales returns                   1,416,671           1,614,607
                                             ------------         -----------

                                             $  1,716,671         $ 2,184,718
                                             ============         ===========

Inventories
-----------

Inventories are stated at the lower of cost (determined on a weighted average cost basis) or market. Market value is based upon net realizable value. Appropriate consideration is given to deterioration, obsolescence, and other factors in evaluating net realizable value.

Goodwill
--------

Goodwill consists of the excess of consideration paid over the fair value of net assets acquired and is amortized on a straight-line basis against income over 40 years. Goodwill of $299,188 at March 31, 1997 and 1996 is included in deferred expenses with accumulated amortization of $129,610 and $86,585 respectively.

Revenues
--------

Revenues are recognized upon shipment of product to customers.

Research and Development Expenses
---------------------------------

Research and development expenditures are expensed as incurred and are included in general and administrative expenses.

The total research and development costs for new products for the year ended March 31, 1997, 1996 and 1995 were approximately $550,000, $520,000 and $610,000 respectively, including $80,000, $77,000 and $60,000 of purchased materials that do not have alternative future uses.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Concentration of Cash Balances
------------------------------

The Company maintains cash balances with two banks. The amounts on deposit at one financial institution exceeds the $100,000 federally insured limit by $173,537.

Advertising
-----------

Advertising costs are charged to operations when incurred.

Comparatives
------------

For comparative purposes, certain amounts in the financial statements from the prior year have been reclassified.

NOTE 5 - OFFICER LOANS RECEIVABLE:

Officer loans receivable of $551,337 consist of a note for $243,982, a note for $280,855 (outstanding at March 31, 1996 also) and accrued interest of $26,500. Both notes bear interest at 5.05%. Principal and interest due March 31, 1999 and December 31, 1999.

                              ORA ELECTRONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. Major renewals and improvements are capitalized while maintenance and repairs are expensed as incurred. Interest and taxes have been capitalized in connection with the construction of building improvements. The capitalized interest and taxes are included in the cost of the building and are being depreciated over the building's estimated useful life. Property and equipment are depreciated on the straight-line and accelerated methods over the estimated useful lives of the property as follows:

                       Useful Life
Assets                   In Years            March 31, 1997     March 31, 1996
                                             --------------     --------------

Land                                           $2,900,000         $2,900,000
Building and
  improvements             31.5 - 39            4,161,669          4,161,669
Machinery and
  equipment                   5 - 7               743,391            744,061
Computer equipment            5                   665,099            645,327
Furniture and
  fixtures                    5 - 7               491,534            491,534
                                               ----------         ----------
                                                8,961,693          8,942,591
Less accumulated
  depreciation                                  2,660,315          2,372,893
                                               ----------          ---------
    Net property and
       equipment                               $6,301,378         $6,569,698
                                               ==========         ==========

NOTE 7 - NOTES PAYABLE:

At March 31, 1996, the Company had a line of credit available with a commercial bank in the amount of $5,000,000. As of that date, the Company had drawn on the line of credit $4,000,000. The line of credit was secured by all inventory, equipment and accounts receivable of the Company and was personally guaranteed by the Company's officers/shareholders. The revolving line of credit agreement was effective through October 31, 1996, and was extended to December 31, 1996. At the Company's election, borrowings incurred interest at the bank's prime rate (8.25% at March 31, 1996) or the bank's cost of funds plus 2.00%.

                              ORA ELECTRONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


Under the line of credit facility, the Company was required to maintain various covenants. These covenants included meeting certain tangible net worth, debt to equity ratios. and certain restrictions on the amount of capital expenditures, additional indebtedness, and the payment of dividends. At March 31, 1996, the Company was not in compliance with certain bank covenants relating to tangible net worth and liquidity ratios. The bank subsequently waived all covenant violations and limited the amount to be drawn on the line to $4,500,000.

In December, 1996, the bank agreed to further extend the Company's line of credit to March 31, 1997 and to convert such line into a revolving credit facility on a conforming basis pursuant to which the bank will sweep excess funds from the Company's account at the bank on a daily basis and the bank will lend against eligible collateral (receivables and inventory). Interest on the extended facility was increased to 1.75% above the bank's reference rate (8.50% at March 31, 1997) and payable monthly. At the time of this extension, the Company had $4,500,000 outstanding under such facility which had total availability of $4,500,000. Under the extended bank facility, the Company was required to make a principal reduction in the amount of $1,000,000 by December 27, 1996 and was required to further reduce its borrowing availability by $1,000,000 by January 31, 1997 and by an additional $1,000,000 by February 28, 1997. On December 23, 1996, the Company obtained a $1,000,000 loan from an unrelated third party which was used to pay the initial required $1,000,000 reduction in principal. Such loan bears interest at 8% per annum and all principal and interest is due and payable upon maturity on December 31, 2001 (See Note 8). Under the terms of the extension, the remaining balance of the bank line of credit was due and payable on March 31, 1997.

On April 7, 1997, the Company secured a $5,000,000 line of credit from a finance company, which enabled the Company to pay off the remaining balance owed to the bank of $1,257,197, thereby curing the default which occurred as a result of not making this payment by March 31, 1997. The line of credit facility with the finance company is secured by all inventory, equipment, accounts receivable and intellectual property. The initial term of the line of credit is two years with provisions for automatic renewals thereafter in one year increments. Borrowings incur interest at 1% above the reference rate of Citibank, N.A. and there is an unused line fee of 0.5%. The Company's funds are swept daily and capital is made available based on 70% of eligible accounts receivable and 35% of eligible inventory.

Under the line of credit facility, the Company is required to maintain various covenants, including meeting certain net worth requirements, a liquidity ratio, a debt service coverage ratio and restrictions of capital expenditures, additional indebtedness and the payment of dividends. At April 30, 1997 and since then, the Company has not been in compliance with the debt service coverage ratio or the net worth requirement. On June 26, 1997, these covenant violations were waived by the finance company and the covenants were reset at levels that the Company believes can be successfully achieved.

                              ORA ELECTRONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - LONG-TERM DEBT:

                                                      March 31,       March 31,
                                                        1997            1996
Long-term debt consists of the following:             ---------       ---------

Trust deed payable, secured by
certain real estate, payable in
monthly installments of $43,418
including interest at 9.875%
per annum, due February 2019.                       $  4,664,702    $ 4,721,969

Note payable with interest payable
at a rate of 8% per annum, principal
and interest due December 31, 2001.                    1,000,000          -0-

Note payable to contractor of services,
unsecured, payable interest only
accruing at a rate of 7% due
February 2001, subordinated to the bank
line of credit.                                           -0-         1,374,200

Note payable to former contractor of
services, unsecured, payable interest
only accruing at a rate of 7% per annum
due February 2001, subordinated to the
bank line of credit.                                      -0-           500,000

Note payable to contractor of services,
unsecured, payable interest only
accruing at a rate of 7% per annum
due June 2000, subordinated to the
bank line of credit.                                      -0-           650,000

Total Debt                                             5,664,702      7,246,169

Less:  current portion                                    63,186         57,267
                                                     -----------    -----------

      Total Long-Term Debt                           $ 5,601,516    $ 7,188,902
                                                     ===========    ===========


Accrued interest on the subordinated notes payable are reported as accrued interest in the financial statements.

Maturities of long-term debt for the years subsequent to March 31, 1997 are as follows:

                                            1998                63,186
                                            1999                69,716
                                            2000                76,920
                                            2001             1,079,048
                                            2002                87,218
                                      Thereafter             4,288,614
                                                           -----------
                                                           $ 5,664,702
                                                           ===========

NOTE 9 - 401(k) PROFIT SHARING PLAN:

The Company has a defined contribution Profit Sharing 401(k) Savings Plan which covers substantially all of its employees. The Plan became effective on January 1, 1992. Under the terms of the Plan, employees can elect to defer up to 15% of their wages or $9,500, whichever is less, subject to certain IRS limitations, by making voluntary contributions to the Plan. Additionally, the Company can, at its discretion, match 100% of the voluntary employee contributions not to exceed $250. The Company has received a determination letter from the IRS indicating that the above Plan is qualified within the terms of the applicable provisions of ERISA.

NOTE 10 - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

At March 31, 1997 approximately 64.9% of the trade accounts receivable were represented by two customers and at March 31, 1996, approximately 41.0% of the trade accounts receivable were represented by one customer. For the fiscal year ended March 31, 1997, two customers accounted for approximately 34.6% of the Company's net sales and for the fiscal year ended March 31, 1996, two customers accounted for approximately 37.0% of the Company's net sales.

To reduce credit risk, the Company performs ongoing credit evaluations of its customers financial condition but does not generally require collateral.

The Company purchases substantially all of its inventory through a foreign trading company. The trading company negotiates purchases with various foreign manufacturing companies and remits payment to these companies.

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

Legal Proceedings
-----------------

The Company filed suit in 1994 seeking a declaratory judgment that certain patents held by Telular Corporation ("Telular") are invalid. Telular counterclaimed, contending that its patents are valid and infringed. On February 1, 1996, the United States District Court for the Central District of California (the "District Court") granted Telular's motion for partial summary judgment against the Company, determining that Telular's patents are valid and that CDL infringes, and permanently enjoining the Company from further sales of CDL.

                              ORA ELECTRONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


The Company appealed the issuance of the permanent injunction, and the partial summary judgment order on which it is based, to the United States Court of Appeals for the Federal Circuit (the "Federal Circuit"). The Company filed a motion in the Federal Circuit requesting a stay of the permanent injunction pending appeal. The Federal Circuit granted the motion in part, finding that the Company had established a strong likelihood that it would prevail on the merits of its appeal at least as to whether CDL units that are compatible with certain Motorola cellular telephones infringe the patent. The Federal Circuit lifted the injunction with respect to Motorola-compatible CDL's.

The Company filed its opening appellate brief on April 29, 1996. Telular filed its opposition on July 25, 1996. The Company filed its Reply Brief on August 26, 1996. The Federal Circuit heard oral argument on January 28, 1997.

On April 29, 1997, the Federal Circuit issued an opinion affirming the District Court's February 1, 1996 ruling against the Company. As a result, the District Court's determination that Telular's patents are valid and that CDL infringes, and that the Company is permanently enjoined from further sales of CDL, have been upheld on appeal.

The case against the Company has been returned to the District Court for a trial to determine the amount of damages to be assessed. The damages phase of the trial will most likely result in a money judgment against the Company. Because discovery on damages issues is pending, the Company is unable to provide an estimate of the amount or range of potential damages that will be assessed. However, the Company has assumed a minimum estimate of damages to be approximately $200,000, and accordingly, has accrued that amount at March 31, 1997 as a reserve for this contingency. The potential upper limit of damages may be much higher and could have a material adverse affect on the Company's financial position, results of operations and cash flow.

The Company is involved in other legal proceedings, many of which arise in the ordinary course of its business. While any litigation contains as element of uncertainty, management believes that the outcome of such proceedings will not have a material adverse effect on the Company's results of operations.

NOTE 12 -  STOCK PLANS

The Company's 1996 stock plans, approved by the shareholders, provide grants of non-qualified or incentive stock options, restricted stock awards and stock appreciation "SARs". All plans are administered by the Company's Board of Directors ("Board"). Stock options may be granted with or without SARs. The total number of shares of Common Stock subject to issuance under the 1996 stock plan is 2,000,000, subject to adjustments as provided for in the 1996 Stock Plan. Grant prices for incentive stock options and non-qualified stock options are not less than 100% and 85% of the fair market value of the Common Stock at the time of grant, respectively. Options and SARs normally extend for 10 years and under Board policy become exercisable in installments of 25 percent per year commencing one year from the date of grant or over a vesting period determined by the Board.

                              ORA ELECTRONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


Restricted stock awards issued under the plan provide that shares awarded may not be sold or otherwise transferred until restrictions as established by the Board have lapsed. Upon termination of employment, shares upon which restrictions have not lapsed must be returned to the Company.

The following table summarizes stock option activity:


Option Shares                                    1997              1996
                                              ---------          -------
Outstanding at beginning
  of fiscal year                                     0                 0
Granted                                        133,000                 0
Exercised                                            0                 0
                                            -----------      -----------
Outstanding March 31
  ($5.00 per share)                            133,000                 0
                                            ==========        ==========
Exercisable March 31                                 0                 0
                                            ==========        ==========


The shareholders also approved a Non-Employee Directors Stock Option Plan. Under the plan, a maximum of 100,000 shares may be granted to non-employee directors at not less than 100% of the fair market value at the date of grant. Shares may be exercised in two equal installments commencing on the first anniversary of the date of the grant.

NOTE 13 - LOWER OF COST OR MARKET ADJUSTMENT:

Adjustments of $820,973, $0 and $989,000 were made in the fiscal years ended March 31, 1997, 1996 and 1995, respectively, to reflect inventory at the lower of cost or market, as determined by management's estimates of value below the Company's cost.

NOTE 14 - PRO FORMA EARNINGS PER SHARE:

The pro forma earnings per share data is presented to show the effect on primary earnings per share assuming the Company's merger with North American Energy of Delaware, Inc. had occurred at the beginning of the fiscal year ended March 31, 1995 instead of the actual merger date of December 20, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th of June, 1997.

                                   ORA ELECTRONICS, INC.



                                   By:    /s/ Gershon N. Cooper
                                        -------------------------------
                                          Gershon N. Cooper, President
                                          [Printed Name and Title]


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of June, 1997.


           Signature                                 Title
           ---------                                 -----

 /s/ Gershon N. Cooper                       Chairman of the Board, Chief
---------------------------                  Executive Officer and President
Gershon N. Cooper                            (Principal Executive Officer)


 /s/ John M. Burris                          Vice President, Chief Financial
---------------------------                  Officer and Director (Principal
John M. Burris                               Financial Officer)


 /s/ Mathew F. Jodziewicz                    Vice President of Technology and
---------------------------                  Legal Affairs and Technology,
Matthew F. Jodziewicz                        Secretary and Director

 /s/ John Moore III                          Controller (Principal Accounting
---------------------------                  Officer)
John Moore III


 /s/ Ruth Cooper                             Director
---------------------------
Ruth Cooper

                                  EXHIBIT INDEX

Exhibit No.                         Description                          Page
-------------------------------------------------------------------------------

     2.1       Plan of Reorganization of North American Energy of
               Delaware, Inc. <F1>

     2.2 Agreement and Plan of Merger between ORA Electronics, Inc., a Delaware corporation, and North American Energy of Delaware, Inc., a Delaware corporation. <F2>

     3.1       Restated Certificate of Incorporation of ORA
               Electronics, Inc. <F2>

     3.2       Bylaws of ORA Electronics, Inc. <F2>

     4.1       Specimen Common Stock Certificate of ORA Electronics,
               Inc. <F2>

     4.2       Specimen Class A Warrant Certificate.  <F2>

     4.3       Specimen Class B Warrant Certificate.  <F2>

     4.4       Specimen Class C Warrant Certificate.  <F2>

     4.5       Specimen Class D Warrant Certificate.  <F2>

     4.6 Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (the "Warrant Agent"), dated as of December 20, 1996. <F2>

     4.7       Letter Agreement, dated June 10, 1997, from Sheppard,
               Mullin, Richter & Hampton LLP to the Warrant Agent.         44

    10.1       Loan and Security Agreement, dated April 4, 1997, by
               and between the Company and FINOVA Capital Corporation      46
               ("FINOVA").

    10.2       Amendment to Loan Agreement, dated April 4, 1997,
               between the Company and FINOVA.                             88

    10.3       Collateral Assignment, Patent Mortgage and Security
               Agreement, dated as of April 4, 1997, by and between
               the Company and FINOVA.                                     90

    10.4       Waiver and Second Amendment to Loan Agreement, dated
               June 26, 1997, between the Company and FINOVA.             101

    10.6       ORA Electronics, Inc. 1996 Stock Plan.  <F3>

    10.7 Form of ORA Electronics, Inc. 1996 Stock Plan Stock Option Grant Agreement. <F3>

    10.8 Form of ORA Electronics, Inc. Non-Employee Directors Stock Option Plan. <F3>

    10.9 Form of ORA Electronics, Inc. Non-Employee Directors Stock Option Agreement. <F3>

    10.10      Form of Indemnification Agreement.  <F3>

    10.11 Employment Agreement dated as of December 19, 1996 by and between the Company and Gershon N. Cooper. <F3>

    10.12 Amended and Restated Promissory Note dated December 17, 1996, made by Gershon N. Cooper and Ruth Cooper in favor of the Company. <F3>

    10.13 Promissory Note dated December 6, 1996, made by Gershon N. Cooper and Ruth Cooper in favor of the Company. <F3>

    10.14 Amended and Restated Commercial Credit Agreement dated as of December 31, 1996, by and among Sanwa Bank California, the Company, Gershon N. Cooper, Ruth Cooper and the Cooper
               Living Trust.   <F3>

    10.15 Amended and Restated Security Agreement dated as of December 31, 1996, by and between the Company and Sanwa Bank California. <F3>

    10.16 Secured Promissory Note dated as of February 1, 1989, made by the Company in favor of the Aid Association for Lutherans. <F3>

    10.17 Promissory Note dated as of December 23, 1996, made by the Company in favor of General Funding Corporation. <F3>

    11         Statement re: Computation of Earnings Per Share.            104

    16         Letter re Change in Accountants.                            105

    23.1       Independent Auditors' Consent of Tanner, Mainstain &
               Hoffer.                                                     106

    23.2       Independent Auditor's Consent of Richard & Hedrick.         107

    27         Financial Data Schedule.                                   108

    99.1 Letter Agreement dated December 19, 1996 between the Company and DLS Financial Services, Inc. <F3>

    99.2 Registration Rights Agreement, dated as of December 20, 1996, between the Company and The Cooper Family Living Trust. <F3>

------------------------------------------------------------------------------

<F1> Incorporated by reference from the Form 8-K/A filed on
     December 20, 1996, by North American Energy of Delaware, Inc., predecessor to the Registrant.

<F2> Incorporated by reference from the Registrant's Form 8-K filed on December 20, 1996.

<F3> Incorporated by reference from the Registrant's Form 10-Q filed on February 14, 1997.

                                                                   EXHIBIT 4.7
                                                                   -----------




                               [SMR&H LETTERHEAD]





(213) 617-4199                                                        MXM-58890
Skeller%smrh@mcimail.com




                                 June 10, 1997


VIA FEDERAL EXPRESS

Mr. William F. Seegraber
Vice President
Continental Stock Transfer & Trust Company
2 Broadway
New York, New York 10004


Re:   Amendment to Warrant Agreement with ORA Electronics, Inc.

Dear Bill:

            As you and I have discussed, our client, ORA Electronics, Inc., a Delaware corporation (the "Company"), previously entered into a Warrant Agreement, dated as of December 20, 1996 (the "Warrant Agreement"), by and between the Company and Continental Stock Transfer & Trust Company ("Continental") as warrant agent. For your convenience, a copy of the Warrant Agreement is attached hereto as Attachment A.

            Pursuant to the terms of the Warrant Agreement, Continental serves as warrant agent with respect to certain Class A, B, C and D warrants (collectively, the "Warrants") which have been issued by the Company and are currently publicly traded on the NASDAQ Bulletin Board and Pink Sheets. The Class A Warrants have an exercise price of $5.00 per share and, by their terms, must be exercised on or before June 18, 1997 (the "Exercise Deadline"). At this time the Company seeks to extend the Exercise Deadline until December 31, 1997.

            Accordingly, it is the purpose of this letter to amend Section 2.1(a) of the Warrant Agreement, effective as of June 12, 1997, to read in its entirety:

                  "(a) The purchase rights represented by each Class A Warrant are exercisable at the exercise price of five dollars ($5.00) per share

Mr. William F. Seegraber
June 10, 1997
Page 2


      (the "Class A Exercise Price") for the period commencing on the date hereof and terminating at 5:00 p.m., Los Angeles time, on December 31, 1997 (the "Class A Exercise Deadline");"

             It is my understanding that this letter of direction is sufficient to accomplish this result, but the Company would be happy to provide to you whatever additional documentation may be required.

            As you and I also discussed, under separate cover the Company has sent 230 letters prepared by the Company, as well as 230 corresponding envelopes, to be distributed to all holders of record of the Class A Warrants. In addition, it is our understanding that Continental, as warrant agent, will make the appropriate announcement(s) on the wires in order that the market will receive this information on a uniform basis.

            If the information set forth above meets with your approval, please execute this letter where indicated and return the originally executed version to me in the envelope enclosed for your convenience, retaining a copy for your records. If you have any comments or questions, please feel free to call the undersigned at (213) 617-4199.

Sincerely,



/s/ Sarah D. Keller
-------------------
Sarah D. Keller
for SHEPPARD, MULLIN, RICHTER & HAMPTON LLP

Acknowledged and Agreed:

Continental Stock Transfer &
  Trust Company


/s/ William F. Seegraber
William F. Seegraber, Vice President

June 11, 1997

                                                                  EXHIBIT 10.1
                                                                  ------------

                           LOAN AND SECURITY AGREEMENT

BORROWER:         ORA ELECTRONICS, INC.
ADDRESS:          9410 OWENSMOUTH AVENUE
                  CHATSWORTH, CALIFORNIA  91313

DATE:             APRIL 4, 1997

          THIS LOAN AND SECURITY AGREEMENT ("Agreement") dated the date set forth above, is entered into by and between the borrower named above (jointly and severally, the "Borrower"), whose address is set forth above and FINOVA CAPITAL CORPORATION ("FINOVA"), whose address is 355 S. Grand Ave., Suite 2400, Los Angeles, California 90071.

     1.   LOANS.

          1.1 TOTAL FACILITY. Upon the terms and conditions set forth herein and provided that no Event of Default or event which, with the giving of notice or the passage of time, or both, would constitute an Event of Default, shall have occurred and be continuing, FINOVA shall, upon Borrower's request, make advances to Borrower from time to time in an aggregate outstanding principal amount not to exceed the Total Facility amount (the "Total Facility") set forth on the schedule hereto (the "Schedule"), subject to deduction of reserves for accrued interest and such other reserves as FINOVA deems proper from time to time, and less amounts FINOVA may be obligated to pay in the future on behalf of Borrower. The Schedule is an integral part of this Agreement and all references to "herein", "herewith" and words of similar import shall for all purposes be deemed to include the Schedule.

          1.2 LOANS. Advances under the Total Facility ("Loans") shall be comprised of the amounts shown on the Schedule.

          1.3 OVERLINES. If at any time or for any reason the outstanding amount of advances made pursuant hereto exceeds any of the dollar or percentage limitations contained in the Schedule (any such excess, an "Overline"), then Borrower shall, upon FINOVA's demand, immediately pay to FINOVA, in cash, the full amount of such Overline. Without limiting Borrower's obligation to repay to FINOVA on demand the amount of any Overline, Borrower agrees to pay FINOVA interest on the outstanding principal amount of any Overline, on demand, at the rate set forth on the Schedule.

          1.4  LETTERS OF CREDIT.  [NOT APPLICABLE]

          1.5 LOAN ACCOUNT. All advances made hereunder shall be added to and deemed part of the Obligations when made. FINOVA may from time to time charge all Obligations of Borrower to Borrower's loan account with FINOVA.

     2.   CONDITIONS PRECEDENT.

          2.1 INITIAL ADVANCE. The obligation of FINOVA to make the initial advance hereunder is subject to the fulfillment, to the satisfaction of FINOVA and its counsel, of each of the following conditions on or prior to the date set forth on the Schedule:

               (a) LOAN DOCUMENTS. FINOVA shall have received each of the following Loan Documents: (i) Fixed Asset Notes, if any, in such amounts and on such terms and conditions as FINOVA shall specify, executed by Borrower; (ii) Guaranties executed by each of the Guarantors; (iii) such security agreements, intellectual property assignments and deeds of trust as FINOVA may require with respect to this Agreement and any Guaranties, executed by each of the parties thereto and, if applicable, duly acknowledged for recording or filing in the appropriate governmental offices; (iv) Subordination Agreements on FINOVA's standard form, executed by each of the Subordinating Creditors, together with copies of all instruments subject thereto showing a legend indicating such subordination; (v) such Blocked Account or Dominion Account agreements as it shall determine; and (vi) such other documents, instruments and agreements in connection herewith as FINOVA shall require, executed, certified and/or acknowledged by such parties as FINOVA shall designate;

               (b) TERMINATIONS BY EXISTING LENDER. Borrower's existing lender(s) shall have executed and delivered UCC termination statements and other documentation evidencing the termination of its liens and security interests in the assets of Borrower or a subordination agreement in form and substance satisfactory to FINOVA in its sole discretion;

               (c) CHARTER DOCUMENTS. FINOVA shall have received copies of Borrower's By-laws and Articles or Certificate of Incorporation, as amended, modified, or supplemented to the Closing Date, certified by the Secretary of Borrower;

               (d) GOOD STANDING. FINOVA shall have received a certificate of corporate status with respect to Borrower, dated within ten (10) days of the Closing Date, by the Secretary of State of the state of incorporation of Borrower, which certificate shall indicate that Borrower is in good standing in such state;

               (e) FOREIGN QUALIFICATION. FINOVA shall have received certificates of corporate status with respect to Borrower and each other Loan Party, each dated within ten (10) days of the Closing Date, issued by the Secretary of State of each state in which such party's failure to be duly qualified or licensed would have a material adverse effect on its financial condition or assets, indicating that such party is in good standing;




                                      -2-

               (f) AUTHORIZING RESOLUTIONS AND INCUMBENCY. FINOVA shall have received a certificate from the Secretary of Borrower attesting to (i) the adoption of resolutions of Borrower's Board of Directors authorizing the borrowing of money from FINOVA and execution and delivery of this Agreement and the other Loan Documents to which Borrower is a party, and authorizing specific officers of Borrower to execute same, and (ii) the authenticity of original specimen signatures of such officers;

               (g) PROPERTY INSURANCE. FINOVA shall have received the insurance certificates and certified copies of policies required by
     Section 4.4 hereof, in form and substance satisfactory to FINOVA and its counsel;

               (h) TITLE INSURANCE. FINOVA shall have received binding commitments to issue such title insurance with respect to Collateral or security for Guaranties which is comprised of real property as it shall determine;

               (i) SEARCHES; CERTIFICATES OF TITLE. FINOVA shall have received searches reflecting the filing of its financing statements and fixture filings in such jurisdictions as it shall determine, and shall have received certificates of title with respect to the Collateral which shall have been duly executed in a manner sufficient to perfect all of the security interests granted to FINOVA;

               (j) LANDLORD AND MORTGAGEE WAIVERS. FINOVA shall have received landlord and mortgagee waivers from the lessors and mortgagees of all locations where any Collateral is located;

               (k) FEES. Borrower shall have paid all fees payable by it on the Closing Date pursuant to this Agreement;

               (l) OPINION OF COUNSEL. FINOVA shall have received an opinion of Borrower's counsel covering such matters as FINOVA shall determine in its sole discretion;

               (m) OFFICER CERTIFICATE. FINOVA shall have received a certificate of the President and the Chief Financial Officer or similar official of Borrower, attesting to the accuracy of each of the representations and warranties of Borrower set forth in this Agreement and the fulfillment of all conditions precedent to the initial advance hereunder;

               (n) SOLVENCY CERTIFICATE. If requested by FINOVA, a signed certificate of the Borrower's duly elected Chief Financial Officer concerning the solvency and financial condition of Borrower, on FINOVA's standard form;

               (o)  BLOCKED ACCOUNT. The Blocked Account referred to in
     Section 7.3 hereof shall have been established to the satisfaction of FINOVA in its sole discretion;

               (p) ENVIRONMENTAL ASSESSMENT. If required by FINOVA, Borrower shall have caused a Phase I Environmental Assessment to be conducted on the property or properties owned or occupied by Borrower, all at Borrower's own expense and the results of such assessment(s) shall have been in form and substance satisfactory to FINOVA in its sole discretion. Such assessment(s) shall have included, in FINOVA's discretion, core samplings, and shall have been conducted by an environmental engineer acceptable to FINOVA;

               (q) ENVIRONMENTAL CERTIFICATE. FINOVA shall have received an Environmental Certificate from Borrower, in form and substance satisfactory to FINOVA in its discretion, with respect to all locations of Collateral; and

               (r) OTHER MATTERS. All other documents and legal matters in connection with the transactions contemplated by this Agreement shall have been delivered, executed and recorded and shall be in form and substance satisfactory to FINOVA and its counsel.

          2.2 SUBSEQUENT ADVANCES. The obligation of FINOVA to make any advance hereunder (including the initial advance) shall be subject to the further conditions precedent that, on and as of the date of such advance: (a) the representations and warranties of Borrower set forth in this Agreement shall be accurate, before and after giving effect to such advance and to the application of any proceeds thereof; (b) no Event of Default and no event which, with notice or passage of time or both, would constitute an Event of Default has occurred and is continuing, or would result from such advance or from the application of any proceeds thereof; (c) no material adverse change has occurred in the Borrower's business, operations, financial condition, or assets or in the prospect of repayment of the Obligations; and (d) FINOVA shall have received such other approvals, opinions or documents as FINOVA shall reasonably request.

     3.   INTEREST RATE AND OTHER CHARGES.

          3.1 INTEREST; FEES. Borrower shall pay FINOVA interest on the daily outstanding balance of Borrower's loan account at the per annum rate set forth on the Schedule. Borrower shall also pay FINOVA the fees set forth on the Schedule.

          3.2 DEFAULT INTEREST RATE. Upon the occurrence and during the continuation of an Event of Default, Borrower shall pay FINOVA interest on the daily outstanding balance of Borrower's loan account at a rate per annum which is two percent (2%) in excess of the rate which would otherwise be applicable thereto pursuant to the Schedule.

          3.3 EXAMINATION FEES. Borrower agrees to pay to FINOVA an examination fee in the amount set forth on the Schedule in connection with each audit or examination of Borrower performed by FINOVA prior to or after the date hereof. Without limiting the generality of the foregoing, Borrower shall pay to FINOVA an initial examination fee in an amount equal to the amount set forth on the Schedule. Such initial examination fee shall be deemed fully earned at the time of payment and due and payable upon the closing of this transaction, and shall be deducted from any good faith deposit paid by Borrower to FINOVA prior to the date of this Agreement.

          3.4  EXCESS INTEREST.

               (a) The contracted for rate of interest of the loan contemplated hereby, without limitation, shall consist of the following: (i) the interest rate set forth on the Schedule, calculated and applied to the principal balance of the Obligations in accordance with the provisions of this Agreement; (ii) interest after an Event of Default, calculated and applied to the amount of the Obligations in accordance with the provisions hereof; and (iii) all Additional Sums (as herein defined), if any.
     Borrower agrees to pay an effective contracted for rate of interest which is the sum of the above-referenced elements. The examination fees, attorneys fees, expert witness fees, letter of credit fees, collateral monitoring fees, closing fees, facility fees, Termination Fees, Minimum Interest Charges, other charges, goods, things in action or any other sums or things of value paid or payable by Borrower (collectively, the "Additional Sums"), whether pursuant to this Agreement or any other documents or instruments in any way pertaining to this lending transaction, or otherwise with respect to this lending transaction, that under any applicable law may be deemed to be interest with respect to this lending transaction, for the purpose of any applicable law that may limit the maximum amount of interest to be charged with respect to this lending transaction, shall be payable by Borrower as, and shall be deemed to be, additional interest and for such purposes only, the agreed upon and "contracted for rate of interest" of this lending transaction shall be deemed to be increased by the rate of interest resulting from the inclusion of the Additional Sums.

               (b) It is the intent of the parties to comply with the usury laws of the State of Arizona (the "Applicable Usury Law"). Accordingly, it is agreed that notwithstanding any provisions to the contrary in this Agreement, or in any of the documents securing payment hereof or otherwise relating hereto, in no event shall this Agreement or such documents require the payment or permit the collection of interest in excess of the maximum contract rate permitted by the Applicable Usury Law (the "Maximum Interest Rate"). In the event (a) any such excess of interest otherwise would be contracted for, charged or received from Borrower or otherwise in connection with the loan evidenced hereby, or (b) the maturity of the Obligations is accelerated in whole or in part, or (c) all or part of the Obligations shall be prepaid, so that under any of such circumstances the amount of interest contracted for, shared or received in connection with the loan evidenced hereby, would exceed the Maximum Interest Rate, then

                                       -5-
     in any such event (1) the provisions of this paragraph shall govern and control, (2) neither Borrower nor any other person or entity now or hereafter liable for the payment of the Obligations shall be obligated to pay the amount of such interest to the extent that it is in excess of the Maximum Interest Rate, (3) any such excess which may have been collected shall be either applied as a credit against the then unpaid principal amount of the Obligations or refunded to Borrower, at FINOVA's option, and (4) the effective rate of interest shall be automatically reduced to the Maximum Interest Rate. It is further agreed, without limiting the generality of the foregoing, that to the extent permitted by the Applicable Usury Law; (x) all calculations of interest which are made for the purpose of determining whether such rate would exceed the Maximum Interest Rate shall be made by amortizing, prorating, allocating and spreading during the period of the full stated term of the loan evidenced hereby, all interest at any time contracted for, charged or received from Borrower or otherwise in connection with such loan; and (y) in the event that the effective rate of interest on the loan should at any time exceed the Maximum Interest Rate, such excess interest that would otherwise have been collected had there been no ceiling imposed by the Applicable Usury Law shall be paid to FINOVA from time to time, if and when the effective interest rate on the loan otherwise falls below the Maximum Interest Rate, to the extent that interest paid to the date of calculation does not exceed the Maximum Interest Rate, until the entire amount of interest which would otherwise have been collected had there been no ceiling imposed by the Applicable Usury Law has been paid in full. Borrower further agrees that should the Maximum Interest Rate be increased at any time hereafter because of a change in the Applicable Usury Law, then to the extent not prohibited by the Applicable Usury Law, such increases shall apply to all indebtedness evidenced hereby regardless of when incurred; but, again to the extent not prohibited by the Applicable Usury Law, should the Maximum Interest Rate be decreased because of a change in the Applicable Usury Law, such decreases shall not apply to the indebtedness evidenced hereby regardless of when incurred.

      4.    COLLATERAL.

            4.1 SECURITY INTEREST IN THE COLLATERAL. To secure the payment and performance of the Obligations when due, Borrower hereby grants to FINOVA a security interest in all of Borrower's now owned or hereafter acquired or arising Inventory, Equipment, Receivables, and General Intangibles, including, without limitation, all of Borrower's Deposit Accounts, money, any and all property now or at any time hereafter in FINOVA's possession (including claims and credit balances), and all proceeds (including proceeds of any insurance policies, proceeds of proceeds and claims against third parties), all products and all books and records related to any of the foregoing (all of the foregoing, together with all other property in which FINOVA may be granted a lien or security interest, is referred to herein, collectively, as the "Collateral").



            4.2 PERFECTION AND PROTECTION OF SECURITY INTEREST. Borrower shall, at its expense, take all actions requested by FINOVA at any time to perfect, maintain, protect and enforce FINOVA's security interest and other rights in the Collateral and the priority thereof from time to time, including, without limitation, (i) executing and filing financing or continuation statements and amendments thereof and executing and delivering such documents and titles in connection with motor vehicles as FINOVA shall require, all in form and substance satisfactory to FINOVA, (ii) maintaining a perpetual inventory and complete and accurate stock records, (iii) delivering to FINOVA warehouse receipts covering any portion of the Collateral located in warehouses and for which warehouse receipts are issued, and transferring Inventory to warehouses designated by FINOVA, (iv) placing notations on Borrower's books of account to disclose FINOVA's security interest therein and (v) delivering to FINOVA all letters of credit on which Borrower is named beneficiary. FINOVA may file, without Borrower's signature, one or more financing statements disclosing FINOVA's security interest under this Agreement. Borrower agrees that a carbon, photographic, photostatic or other reproduction of this Agreement or of a financing statement is sufficient as a financing statement. If any Collateral is at any time in the possession or control of any warehouseman, bailee or any of Borrower's agents or processors, Borrower shall notify such Person of FINOVA's security interest in such Collateral and, upon FINOVA's request, instruct them to hold all such Collateral for FINOVA's account subject to FINOVA's instructions. From time to time, Borrower shall, upon FINOVA's request, execute and deliver confirmatory written instruments pledging the Collateral to FINOVA, but Borrower's failure to do so shall not affect or limit FINOVA's security interest or other rights in and to the Collateral. Until the Obligations have been fully satisfied and FINOVA's obligation to make further advances hereunder has terminated, FINOVA's security interest in the Collateral shall continue in full force and effect.

            4.3 PRESERVATION OF COLLATERAL. FINOVA may, in its sole discretion, at any time discharge any lien or encumbrance on the Collateral or bond the same, pay any insurance, maintain guards, pay any service bureau, obtain any record or take any other action to preserve the Collateral and charge the cost thereof to Borrower's loan account as an Obligation.

            4.4 INSURANCE. Borrower will maintain and deliver evidence to FINOVA of such insurance as is required by FINOVA, written by insurers, in amounts, and with lender's loss payee and other endorsements, satisfactory to FINOVA. All premiums with respect to such insurance shall be paid by Borrower as and when due. Accurate and complete copies of the policies shall be delivered by Borrower to FINOVA. If Borrower fails to comply with this Section, FINOVA may (but shall not be required to) procure such insurance at Borrower's expense and charge the cost thereof to Borrower's loan account as an Obligation.


      5.    EXAMINATION OF RECORDS; FINANCIAL REPORTING.

            5.1 EXAMINATIONS. FINOVA shall at all reasonable times have full access to and the right to examine, audit, make abstracts and copies from and inspect Borrower's records, files, books of account and all other documents, instruments and agreements relating to the Collateral and the right to check, test and appraise the Collateral. Borrower shall deliver to FINOVA any instrument necessary for FINOVA to obtain records from any service bureau maintaining records for Borrower. All instruments and certificates prepared by Borrower showing the value of any of the Collateral shall be accompanied, upon FINOVA's request, by copies of related purchase orders and invoices. FINOVA may, at any time after the occurrence of an Event of Default, remove from Borrower's premises Borrower's books and records (or copies thereof) or require Borrower to deliver such books and records or copies to FINOVA. FINOVA may, without expense to FINOVA, use such of Borrower's personnel, supplies and premises as may be reasonably necessary for maintaining or enforcing FINOVA's security interest.

            5.2 REPORTING REQUIREMENTS. Borrower shall furnish FINOVA, upon request, such information and statements as FINOVA shall request from time to time regarding Borrower's business affairs, financial condition and the results of its operations. Without limiting the generality of the foregoing, Borrower shall provide FINOVA with: (i) copies of sales journals, cash receipt journals, deposit slips and FINOVA's standard form collateral and loan report, daily; (ii) upon FINOVA's request, copies of sales invoices, customer statements and credit memoranda issued, remittance advices and reports; (iii) copies of shipping and delivery documents, upon request; (iv) on or prior to the date set forth on the Schedule, monthly agings and reconciliations of Receivables, payables reports, inventory reports and unaudited financial statements with respect to the prior month prepared on a basis consistent with such statements prepared in prior months and otherwise in accordance with generally accepted accounting principles, consistently applied; (v) audited annual consolidated and consolidating financial statements, prepared in accordance with generally accepted accounting principles applied on a basis consistent with the most recent Prepared Financials provided to FINOVA by Borrower, including balance sheets, income and cash flow statements, accompanied by the unqualified report thereon of independent certified public accountants acceptable to FINOVA, as soon as available, and in any event, within ninety (90) days after the end of each of Borrower's fiscal years; and (vi) such certificates relating to the foregoing as FINOVA may request, including, without limitation, a monthly certificate from the president and the chief financial officer of Borrower showing Borrower's compliance with each of the financial covenants set forth in this Agreement, and stating whether any Event of Default has occurred or event which, with giving of notice or the passage of time, or both, would constitute an Event of Default, and if so, the steps being taken to prevent or cure such Event of Default.




            5.3 GUARANTOR'S FINANCIAL STATEMENTS AND TAX RETURNS. Borrower shall cause each of the Guarantors to deliver to FINOVA such Guarantor's annual financial statement (in form acceptable to FINOVA) and a copy of such Guarantor's federal income tax return with respect to the corresponding year, in each case on the date when such tax return is due or, if earlier, on the date when available.

      6.    COLLATERAL REPORTING; INVENTORY.

            6.1 INVOICES. Borrower shall not re-date any invoice or sale from the original date thereof or make sales on extended terms beyond those customary in Borrower's industry, or otherwise extend or modify the term of any Receivable. If Borrower becomes aware of any matter affecting any Receivable, including information affecting the credit of the account debtor thereon, Borrower shall promptly notify FINOVA in writing.

            6.2 INSTRUMENTS. In the event any Receivable is or becomes evidenced by a promissory note, trade acceptance or any other instrument for the payment of money, Borrower shall immediately deliver such instrument to FINOVA appropriately endorsed to FINOVA and, regardless of the form of any presentment, demand, notice of dishonor, protest and notice of protest with respect thereto, Borrower shall remain liable thereon until such instrument is paid in full.

            6.3 PHYSICAL INVENTORY. Borrower shall conduct a physical count of the Inventory at such intervals as FINOVA requests and promptly supply FINOVA with a copy of such accounts accompanied by a report of the value (calculated at the lower of cost or market value on a first in, first out basis) of the Inventory and such additional information with respect to the Inventory as FINOVA may request from time to time.

            6.4 RETURNS. For so long as no Event of Default has occurred and is continuing and subject to the provisions of Section 9.2, if any account debtor returns any Inventory to Borrower in the ordinary course of its business, Borrower shall promptly determine the reason for such return and promptly issue a credit memorandum to the account debtor (sending a copy to FINOVA) in the appropriate amount. In the event any attempted return occurs after the occurrence of any Event of Default, Borrower shall (i) from all of Borrower's other property, (iii) conspicuously label the returned Inventory as FINOVA's property, and (iv) immediately notify FINOVA of the return of any Inventory, specifying the reason for such return, the location and condition of the returned Inventory, and on FINOVA's request deliver such returned Inventory to FINOVA. Borrower shall not consign any Inventory.

      7.    PRINCIPAL PAYMENTS; PROCEEDS OF COLLATERAL;
            APPLICATION OF PAYMENTS

            7.1 PRINCIPAL PAYMENTS. Except where evidenced by notes or other instruments issued or made by Borrower to FINOVA specifically containing payment provisions which are in conflict with this Section 7.1 (in which event the conflicting provisions of said notes or other instruments shall govern and control), that portion of the Obligations consisting of principal payable on account of Receivable Loans and Inventory Loans (if any) shall be payable by Borrower to FINOVA immediately upon the earliest of (i) the receipt by FINOVA or Borrower of any proceeds of any of the Collateral, to the extent of said proceeds, (ii) the occurrence of an Event of Default in consequence of which

FINOVA elects to accelerate the maturity and payment of such loans, or (iii) any termination of this Agreement pursuant to Section 16 hereof; PROVIDED, HOWEVER, that any Overline shall be payable on demand pursuant to the provisions of
Section 1.3 hereof.

            7.2  COLLECTIONS AND APPLICATION OF PAYMENTS.

                  (a) Until FINOVA notifies Borrower to the contrary, Borrower may make collection of all Receivables for FINOVA and shall receive all payments as trustee of FINOVA and immediately deliver all payments to FINOVA in their original form as set forth below, duly endorsed in blank. FINOVA or its designee may, at any time, notify account debtors that the Receivables have been assigned to FINOVA and of FINOVA's security interest therein, and may collect the Receivables directly and charge the collection costs and expenses to Borrower's loan account. Borrower agrees that, in computing the charges under this Agreement, all items of payment shall be deemed applied by FINOVA on account of the Obligations three (3) Business Days after receipt by FINOVA of good funds which have been finally credited to FINOVA's account, whether such funds are received directly from Borrower or from the Blocked Account bank or the Dominion Account bank, pursuant to Section 7.3 hereof, and this provision shall apply regardless of the amount of the Obligations outstanding or whether any Obligations are outstanding. FINOVA is not, however, required to credit Borrower's account for the amount of any item of payment which is unsatisfactory to FINOVA in its sole discretion and FINOVA may charge Borrower's loan account for the amount of any item of payment which is returned to FINOVA unpaid.

                  (b) The amount of all payments or amounts received by FINOVA with respect to the Loan shall be applied to the extent applicable under this Agreement: (i) first, to accrued interest through the date of such payment, including any Default Interest; (ii) then, to any late fees, overdue risk assessments, examination fees and expenses, collection fees and expenses and any other fees and expenses due to FINOVA hereunder; and
      (iii) last, the remaining balance, if any, to the unpaid principal balance of the Loan; provided, however, while a default exists under the Loan Documents, each payment hereunder shall be applied to amounts owed to FINOVA by Borrower as FINOVA in its sole discretion may determine. In calculating interest and applying payments as set forth above: (a) interest shall be calculated and collected through the date a payment is actually applied by FINOVA under the terms of this Agreement; (b) interest on the outstanding balance shall be charged during any grace period permitted hereunder; (c) at the end of each month, all accrued and unpaid interest and other charges provided for hereunder shall be added to the principal balance of the Loan; and (d) to the extent that Borrower makes a payment or FINOVA receives any payment or proceeds of the Collateral for Borrower's benefit that is subsequently invalidated, set aside or required to be repaid to any other person or entity, then, to such extent, the Obligations intended to be satisfied shall be revived and continue as if such payment or proceeds had not been received by FINOVA and FINOVA may adjust the Loan balances as FINOVA, in its sole discretion, deems appropriate under the circumstances.

            7.3 ESTABLISHMENT OF A LOCKBOX ACCOUNT OR DOMINION ACCOUNT. All proceeds of Collateral shall, at the direction of FINOVA, be deposited by Borrower into a lockbox account, or such other "blocked account" as FINOVA may require (each, a "Blocked Account") pursuant to an arrangement with such bank as may be selected by Borrower and be acceptable to FINOVA. Borrower shall issue to any such bank an irrevocable letter of instruction directing said bank to transfer such funds so deposited to FINOVA, either to any account maintained by FINOVA at said bank or by wire transfer to appropriate account(s) of FINOVA. All funds deposited in a Blocked Account shall immediately become the sole property of FINOVA and Borrower shall obtain the agreement by such bank to waive any offset rights against the funds so deposited. FINOVA assumes no responsibility for any Blocked Account arrangement, including without limitation, any claim of accord and satisfaction or release with respect to deposits accepted by any bank thereunder. Alternatively, FINOVA may establish depository accounts in the name of FINOVA at a bank or banks for the deposit of such funds (each, a "Dominion Account") and Borrower shall deposit all proceeds of Receivables and all cash proceeds of any sale of Inventory or, to the extent permitted herein, Equipment or cause same to be deposited, in kind, in such Dominion Accounts of FINOVA in lieu of depositing same to Blocked Accounts.

            7.4 PAYMENTS WITHOUT DEDUCTIONS. Borrower shall pay principal, interest, and all other amounts payable hereunder, or under any related agreement, without any deduction whatsoever, including, but not limited to, any deduction for any setoff or counterclaim.
            7.5 COLLECTION DAYS UPON REPAYMENT. In the event Borrower repays the Obligations in full at any time hereafter, such payment in full shall be credited (conditioned upon final collection) to Borrower's loan account two (2) Business Days after FINOVA's receipt thereof.

            7.6 MONTHLY ACCOUNTINGS. FINOVA shall provide Borrower monthly with an account of advances, charges, expenses and payments made pursuant to this Agreement. Such account shall be deemed correct, accurate and binding on Borrower and an account stated (except for reverses and reapplications of payments made and corrections of errors discovered by FINOVA), unless Borrower notifies FINOVA in writing to the contrary within thirty (30) days after each account is rendered, describing the nature of any alleged errors or omissions.

      8.    POWER OF ATTORNEY.

            Borrower appoints FINOVA and its designees as Borrower's attorney, with the power to endorse Borrower's name on any checks, notes, acceptances, money orders or other forms of payment or security that come into FINOVA's possession; to sign Borrower's name on any invoice or bill of lading relating to any Receivable, on drafts against customers, on assignments of Receivables, on notices of assignment, financing statements and other public records, on verifications of accounts and on notices to customers or account debtors; to send requests for verification of Receivables to customers or account debtors; after the occurrence of any Event of Default, to notify the post office authorities to change the address for delivery of Borrower's mail to an address designated by FINOVA and to open and dispose of all mail addressed to Borrower; and to do all other things FINOVA deems necessary or desirable to carry out the terms of this Agreement. Borrower hereby ratifies and approves all acts of such

                                      -11-
                                  Page 56 of 108
attorney. Neither FINOVA nor any of its designees shall be liable for any acts or omissions nor for any error of judgment or mistake of fact or law while acting as Borrower's attorney. This power, being coupled with an interest, is irrevocable until the Obligations have been fully satisfied and FINOVA's obligation to provide loans hereunder shall have terminated.

      9.    RECEIVABLES.

            9.1 ELIGIBILITY. Borrower represents and warrants that each Receivable covers and shall cover a bona fide sale or lease and delivery by it of goods or the rendition by it of services in the ordinary course of its business, and shall be for a liquidated amount and FINOVA's security interest shall not be subject to any offset, deduction, counterclaim, rights of return or cancellation, lien or other condition. If any representation or warranty herein is breached as to any Receivable or any Receivable ceases to be an Eligible Receivable for any reason other than payment thereof, then FINOVA may, in addition to its other rights hereunder, designate any and all Receivables owing by that account debtor as not Eligible Receivables; PROVIDED, that FINOVA shall in any such event retain its security interest in all Receivables, whether or not Eligible Receivables, until the Obligations have been fully satisfied and FINOVA's obligation to provide loans hereunder has terminated.

            9.2 DISPUTES. Borrower shall notify FINOVA promptly of all disputes or claims and settle or adjust such disputes or claims at no expense to FINOVA, but no discount, credit or allowance shall be granted to any account debtor and no returns of merchandise shall be accepted by Borrower without FINOVA's consent, except for discounts, credits and allowances made or given in the ordinary course of Borrower's business. FINOVA may, at any time after the occurrence of an Event of Default, settle or adjust disputes or claims directly with account debtors for amounts and upon terms which FINOVA considers advisable in its reasonable credit judgment and, in all cases, FINOVA shall credit Borrower's loan account with only the net amounts received by FINOVA in payment of any Receivables.

      10.   EQUIPMENT.

            Borrower shall keep and maintain the Equipment in good operating condition and repair and make all necessary replacements thereto to maintain and preserve the value and operating efficiency thereof at all times consistent with Borrower's past practice, ordinary wear and tear excepted. Borrower shall not permit any item of Equipment to become a fixture (other than a trade fixture) to real estate or an accession to other property.

      11.   OTHER LIENS; NO DISPOSITION OF COLLATERAL.

            Borrower represents, warrants and covenants that (a) all Collateral is and shall continue to be owned by it free and clear of all liens, claims and encumbrances whatsoever (except for FINOVA's security interest, Permitted Encumbrances, and such other liens, claims and encumbrances as may be permitted by FINOVA in its sole discretion from time to time in writing), and (b) Borrower shall not, without FINOVA's prior written approval, sell, encumber or dispose of or permit the sale, encumbrance or disposal of any Collateral or any interest of Borrower therein, except for the sale of Inventory in the ordinary course of

Borrower's business. In the event FINOVA gives any such prior written approval, the same may be conditioned on the sale price being equal to, or greater than, an amount acceptable to FINOVA. The proceeds of any such sales shall be remitted to FINOVA pursuant to this Agreement for application to the Obligations.

      12.   GENERAL REPRESENTATIONS AND WARRANTIES.

            Borrower represents and warrants that:

            12.1 DUE ORGANIZATION. It is a corporation duly organized, validly existing and in good standing under the laws of the State set forth on the Schedule, is qualified and authorized to do business and is in good standing in all states in which such qualification and good standing are necessary in order for it to conduct its business and own its property, and has all requisite power and authority to conduct its business as presently conducted, to own its property and to execute and deliver each of the Loan Documents to which it is a party and perform all of its Obligations thereunder, and has not taken any steps to wind-up, dissolve or otherwise liquidate its assets;

            12.2 OTHER NAMES. Borrower has not, during the preceding five (5) years, been known by or used any other corporate or fictitious name except as set forth on the Schedule, nor has Borrower been the surviving corporation of a merger or consolidation or acquired all or substantially all of the assets of any person during such time;

            12.3 DUE AUTHORIZATION. The execution, delivery and performance by Borrower of the Loan Documents to which it is a party have been authorized by all necessary corporate action and do not and shall not constitute a violation of any applicable law or of Borrower's Articles or Certificate of Incorporation or By-Laws or any other document, agreement or instrument to which Borrower is a party or by which Borrower or its assets are bound;

            12.4 BINDING OBLIGATION. Each of the Loan Documents to which Borrower is a party is the legal, valid and binding obligation of Borrower enforceable against Borrower in accordance with its terms;

            12.5 INTANGIBLE PROPERTY. Borrower possesses adequate assets, licenses, patents, patent applications, copyrights, trademarks, trademark applications and trade names for the present and planned future conduct of its business without any known conflict with the rights of others, and each is valid and has been duly registered or filed with the appropriate governmental authorities;

            12.6 CAPITAL. Borrower has capital sufficient to conduct its business, is able to pay its debts as they mature, and owns property having a fair salable value greater than the amount required to pay all of its debts (including contingent debts);

            12.7 MATERIAL LITIGATION. Borrower has no pending or overtly threatened litigation, actions or proceedings which would materially and adversely affect its business, assets, operations, prospects or condition, financial or otherwise, or the Collateral or any of FINOVA's interests therein;

            12.8 TITLE; SECURITY INTERESTS OF FINOVA. Borrower has good, indefeasible and merchantable title to the Collateral and, upon the filing of UCC-1 Financing Statements and the recording of any mortgages or deeds of trust with respect to real property, in each case in the appropriate offices, this Agreement and such documents shall create valid and perfected first priority liens in the Collateral, subject only to Permitted Encumbrances;

            12.9 RESTRICTIVE AGREEMENTS; LABOR CONTRACTS. Borrower is not a party or subject to any contract or subject to any charge, corporate restriction, judgment, decree or order materially and adversely affecting its business, assets, operations, prospects or condition, financial or otherwise, or which restricts its right or ability to incur Indebtedness, and it is not party to any labor dispute. In addition, no labor contract is scheduled to expire during the Initial Term of this Agreement, except as disclosed to FINOVA in writing prior to the date hereof;

            12.10 LAWS. Borrower is not in violation of any applicable statute, regulation, ordinance or any order of any court, tribunal or governmental agency, in any respect materially and adversely affecting the Collateral or its business, assets, operations, prospects or condition, financial or otherwise;

            12.11 CONSENTS. Borrower has obtained or caused to be obtained or issued any required consent of a governmental agency or other Person in connection with the financing contemplated hereby;

            12.12 DEFAULTS. Borrower is not in default with respect to any note, indenture, loan agreement, mortgage, lease, deed or other agreement to which it is a party or by which it or its assets are bound, nor has any event occurred which, with the giving of notice or the lapse of time, or both, would cause such a default;

            12.13 FINANCIAL CONDITION. The Prepared Financials fairly present Borrower's financial condition and results of operations and those of such other Persons described therein as of the date thereof; there are no material omissions from the Prepared Financials or other facts or circumstances not reflected in the Prepared Financials; and there has been no material and adverse change in such financial condition or operations since the date of the initial Prepared Financials delivered to FINOVA hereunder;

            12.14 ERISA. None of Borrower, any ERISA Affiliate, or any Plan is or has been in violation of any of the provisions of ERISA, any of the qualification requirements of IRC Section 401(a) or any of the published interpretations thereunder, nor has Borrower or any ERISA Affiliate received any notice to such effect. No notice of intent to terminate a Plan has been filed under Section 4041 of ERISA, nor has any Plan been terminated under ERISA. The PBGC has not instituted proceedings to terminate, or appointed a trustee to administer, a Plan. No lien upon the assets of Borrower has arisen with respect to a Plan. No prohibited transaction or Reportable Event has occurred with respect to a Plan. Neither Borrower nor any ERISA Affiliate has incurred any withdrawal liability with respect to any Multiemployer Plan. Borrower and each ERISA Affiliate have made all contributions required to be made by them to any Plan or Multiemployer Plan when due. There is no accumulated funding deficiency in any Plan, whether or not waived;

            12.15 TAXES. Borrower has filed all tax returns and such other reports as it is required by law to file and has paid or made adequate provision for the payment on or prior to the date when due of all taxes, assessments and similar charges that are due and payable;

            12.16 LOCATIONS; FEDERAL TAX ID NO. Borrower's chief executive office and the offices and locations where it keeps the Collateral (except for Inventory in transit) are at the locations set forth on the Schedule, except to the extent that such locations may have been changed after notice to FINOVA in accordance with Section 13.5 below; Borrower's federal tax identification number is as shown on the Schedule;

            12.17 BUSINESS RELATIONSHIPS. There exists no actual or threatened termination, cancellation or limitation of, or any modification or change in, the business relationship between Borrower and any customer or any group of customers whose purchases individually or in the aggregate are material to the business of Borrower, or with any material supplier, and there exists no present condition or state of facts or circumstances which would materially and adversely affect Borrower or prevent Borrower from conducting such business after the consummation of the transactions contemplated by this Agreement in substantially the same manner in which it has heretofore been conducted; and

            12.18 REAFFIRMATIONS. Each request for a loan made by Borrower pursuant to this Agreement shall constitute (i) an automatic representation and warranty by Borrower to FINOVA that there does not then exist any Event of Default and (ii) a reaffirmation as of the date of said request of all of the representations and warranties of Borrower contained in this Agreement and the other Loan Documents.

      13.   AFFIRMATIVE COVENANTS.

            Borrower covenants that, so long as any Obligation remains outstanding and this Agreement is in effect, it shall:

            13.1 EXPENSES. Promptly reimburse FINOVA for all costs, fees and expenses incurred by FINOVA in connection with the negotiation, preparation, execution, delivery, administration and enforcement of each of the Loan Documents, including, but not limited to, the attorneys' and paralegals' fees of in-house and outside counsel, expert witness fees, lien, title search and insurance fees, appraisal fees, all charges and expenses incurred in connection with any and all environmental reports and environmental remediation activities, and all other costs, expenses, taxes and filing or recording fees payable in connection with the transactions contemplated by this Agreement, including without limitation all such costs, fees and expenses as FINOVA shall incur or for which FINOVA shall become obligated in connection with (i) any inspection or verification of the Collateral, (ii) any proceeding relating to the Loan Documents or the Collateral, (iii) actions taken with respect to the Collateral and FINOVA's security interest therein, including, without limitation, the defense or prosecution of any action involving FINOVA and Borrower or any third party, (iv) enforcement of any of FINOVA's rights and remedies with respect to the Obligations or Collateral and (v) consultation with FINOVA's attorneys and participation in any workout, bankruptcy or other insolvency or other proceeding involving any Loan Party or any Affiliate, whether or not suit is filed. Borrower shall also pay all FINOVA charges in connection with bank wire transfers, forwarding of loan proceeds, deposits of checks and other items of payment, returned checks, establishment and maintenance of lockboxes and other Blocked Accounts, and all other bank and administrative matters, in accordance with FINOVA's schedule of bank and administrative fees and charges in effect from time to time;

            13.2 TAXES. File all tax returns and pay or make adequate provision for the payment of all taxes, assessments and other charges on or prior to the date when due;

            13.3 NOTICE OF LITIGATION. Promptly notify FINOVA in writing of any litigation, suit or administrative proceeding which may materially and adversely affect the Collateral or Borrower's business, assets, operations, prospects or condition, financial or otherwise, whether or not the claim is covered by insurance;

            13.4 ERISA. Notify FINOVA in writing (i) promptly upon the occurrence of any event described in Paragraph 4043 of ERISA, other than a termination, partial termination or merger of a Plan or a transfer of a Plan's assets and (ii) prior to any termination, partial termination or merger of a Plan or a transfer of a Plan's assets;

            13.5 CHANGE IN LOCATION. Notify FINOVA in writing forty-five (45) days prior to any change in the location of Borrower's chief executive office or the location of any Collateral, or Borrower's opening or closing of any other place of business;

            13.6 CORPORATE EXISTENCE. Maintain its corporate existence and its qualification to do business and good standing in all states necessary for the conduct of its business and the ownership of its property and maintain adequate assets, licenses, patents, copyrights, trademarks and trade names for the conduct of its business;

            13.7 LABOR DISPUTES. Promptly notify FINOVA in writing of any labor dispute to which Borrower is or may become subject and the expiration of any labor contract to which Borrower is a party or bound;

            13.8 VIOLATIONS OF LAW. Promptly notify FINOVA in writing of any violation of any law, statute, regulation or ordinance of any governmental entity, or of any agency thereof, applicable to Borrower which may materially and adversely affect the Collateral or Borrower's business, assets, prospects, operations or condition, financial or otherwise;

            13.9 DEFAULTS. Notify FINOVA in writing within five (5) business days of Borrower's default under any note, indenture, loan agreement, mortgage, lease or other agreement to which Borrower is a party or by which Borrower is bound, or of any other default under any Indebtedness of Borrower;

            13.10 CAPITAL EXPENDITURES. Promptly notify FINOVA in writing of the making of any Capital Expenditure materially affecting Borrower's business, assets, prospects, operations or condition, financial or otherwise;

            13.11 BOOKS AND RECORDS. Keep adequate records and books of account with respect to its business activities in which proper entries are made in accordance with generally accepted accounting principles consistently applied, reflecting all of its financial transactions;

            13.12 LEASES; WAREHOUSE AGREEMENTS. Provide FINOVA with (i) copies of all agreements between Borrower and any landlord or warehouseman which owns any premises at which any Collateral may, from time to time, be located, and
(ii) without limiting the landlord and mortgagee waivers to be provided pursuant to Section 2.1(j) above, additional landlord and mortgagee waivers in form acceptable to FINOVA with respect to all locations where any Collateral is hereafter located;

            13.13 ADDITIONAL DOCUMENTS. At FINOVA's request, promptly execute or cause to be executed and delivered to FINOVA any and all documents, instruments or agreements deemed necessary by FINOVA to facilitate the collection of the Obligations or the Collateral or otherwise to give effect to or carry out the terms or intent of this Agreement or any of the other Loan Documents. Without limiting the generality of the foregoing, if any of the Receivables with a face value in excess of $1,000.00 arises out of a contract with the United States of America or any department, agency, subdivision or instrumentality thereof, Borrower shall promptly notify FINOVA of such fact in writing and shall execute any instruments and take any other action required or requested by FINOVA to comply with the provisions of the Federal Assignment of Claims Act; and

            13.14 FINANCIAL COVENANTS. Comply with the financial covenants set forth on the Schedule.

      14.   NEGATIVE COVENANTS.

            Without FINOVA's prior written consent, which consent FINOVA may withhold in its sole discretion, so long as any Obligation remains outstanding and this Agreement is in effect, Borrower shall not:

            14.1 MERGERS. Merge or consolidate with or acquire any other Person, or make any other material change in its capital structure or in its business or operations which might adversely affect the repayment of the Obligations;

            14.2 LOANS. Make advances, loans or extensions of credit to, or invest in, any Person;

            14.3 DIVIDENDS. Declare or pay cash dividends upon any of its stock or distribute any of its property or redeem, retire, purchase or acquire directly or indirectly any of its stock;

            14.4 ADVERSE TRANSACTIONS. Enter into any transaction which materially and adversely affects the Collateral or its ability to repay the Obligations in full as and when due;

            14.5 INDEBTEDNESS OF OTHERS. Become directly or contingently liable for the Indebtedness of any Person, except by endorsement of instruments for deposit;

            14.6 REPURCHASE. Make a sale to any customer on a bill-and-hold, guaranteed sale, sale and return, sale on approval, consignment, or any other repurchase or return basis;

            14.7 NAME. Use any corporate or fictitious name other than its corporate name as set forth in its Articles or Certificate of Incorporation on the date hereof or as set forth on the Schedule;

            14.8 PREPAYMENT. Prepay any Indebtedness other than trade payables and other than the Obligations;

            14.9 CAPITAL EXPENDITURE. Make or incur any Capital Expenditure if, after giving effect thereto, the aggregate amount of all Capital Expenditures by Borrower in any fiscal year would exceed the amount set forth on the Schedule;

            14.10 COMPENSATION. Pay total compensation, including salaries, withdrawals, fees, bonuses, commissions, drawing accounts and other payments, whether directly or indirectly, in money or otherwise, during any fiscal year to all of Borrower's executives, officers and directors (or any relative thereof) in an amount in excess of the amount set forth on the Schedule;

            14.11 INDEBTEDNESS. Create, incur, assume or permit to exist any Indebtedness (including Indebtedness in connection with Capital Leases) in excess of the amount set forth on the Schedule, other than (i) the Obligations,
(ii) trade payables and other contractual obligations to suppliers and customers incurred in the ordinary course of business, and (iii) other Indebtedness existing on the date of this Agreement and reflected in the Prepared Financials (except Indebtedness paid on the date of this Agreement from proceeds of the initial advances hereunder);

            14.12 AFFILIATE TRANSACTIONS. Except as set forth below, sell, transfer, distribute or pay any money or property to any Affiliate, or invest in (by capital contribution or otherwise) or purchase or repurchase any stock or Indebtedness, or any property, of any Affiliate, or become liable on any guaranty of the indebtedness, dividends or other obligations of any Affiliate. Notwithstanding the foregoing, Borrower may pay compensation permitted by
Section 14.10 to employees who are Affiliates and, if no Event of Default has occurred, Borrower may engage in transactions with Affiliates in the normal course of business, in amounts and upon terms which are fully disclosed to FINOVA and which are no less favorable to Borrower than would be obtainable in a comparable arm's length transaction with a Person who is not an Affiliate;

            14.13 NATURE OF BUSINESS. Enter into any new business or make any material change in any of Borrower's business objectives, purposes or operations;

            14.14 FINOVA'S NAME. Use the name of FINOVA in connection with any of Borrower's business or activities, except in connection with internal business matters or as required in dealings with governmental agencies and financial institutions or with trade creditors of Borrower, solely for credit reference purposes; or

            14.15 MARGIN SECURITY. Own, purchase or acquire (or enter into any contract to purchase or acquire) any "margin security" as defined by any regulation of the Federal Reserve Board as now in effect or as the same may hereafter be in effect.

      15.   ENVIRONMENTAL MATTERS.

            15.1 DEFINITIONS. The following definitions apply to the provisions of this Section 15: (a) the term "Applicable Law" shall include, but shall not be limited to, each statute named or referred to in this Section 15.1 and all rules and regulations thereunder, and any other local, state and/or federal laws, rules, regulations or ordinances, whether currently in existence or hereafter enacted, which govern, to the extent applicable to the Property or to Borrower, (i) the existence, cleanup and/or remedy of contamination on real property; (ii) the protection of the environment from soil, air or water pollution, or from spilled, deposited or otherwise emplaced contamination; (iii) the emission or discharge of hazardous substances into the environment; (iv) the control of hazardous wastes; or (v) the use, generation, transport, treatment, removal or recovery of Hazardous Substances; (b) the term "Hazardous Substance" shall mean (i) any oil, flammable substance, explosives, radioactive materials, hazardous wastes or substances, toxic wastes or substances or any other wastes, materials or pollutants which either pose a hazard to the Property or to persons on or about the Property or cause the Property to be in violation of any Applicable Law; (ii) asbestos in any form which is or could become friable, urea formaldehyde foam insulation, transformers or other equipment which contain dielectric fluid containing levels of polychlorinated biphenyls, or radon gas;
(iii) any chemical, material or substance defined as or included in the definition of "hazardous substances," "waste," "hazardous wastes," "hazardous materials," "extremely hazardous waste," "restricted hazardous waste," or "toxic substances" or words of similar import under any Applicable Law, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), 42 USC Sections 9601 ET SEQ.; the Resource Conservation and Recovery Act ("RCRA"), 42 USC Sections 6901 ET SEQ.; the Hazardous Materials Transportation Act, 49 USC Sections 1801 ET SEQ.; the Federal Water Pollution Control Act, 33 USC Sections 1251 ET SEQ.; the California Hazardous Waste Control Law ("HWCL"), Cal. Health & Safety Sections 25100 ET SEQ.; the Underground Storage of Hazardous Substances Act (Cal. Health & Safety Sections 25280 ET SEQ.; Hazardous Substance Account Act ("HSAA"), Cal. Health & Safety Code Sections 25300 ET. SEQ.; the Porter-Cologne Water Quality Control Act (the "Porter-Cologne Act"), Cal. Water Code Sections 13000 ET SEQ.; the Safe Drinking Water and Toxic Enforcement Act of 1986 (Proposition 65); Title 22 of the California Code of Regulations, Division 4, Chapter 30; (iv) any other chemical, material or substance, exposure to which is prohibited, limited or regulated by any governmental authority which may or could pose a hazard to the health or safety of the occupants of the Property or the owners and/or occupants of property adjacent to or surrounding the Property, or any other person coming upon the Property or adjacent property; and (v) any other chemical, materials or substance which may or could pose a hazard to the environment; and (c) the term "Property" shall mean all real property, wherever located, in which Borrower or any Affiliate of Borrower has any right, title or interest, whether now existing or hereafter arising, and including, without limitation, as owner, lessor or lessee.

            15.2 COVENANTS AND REPRESENTATIONS. (a) Borrower represents and warrants that there have not been during the period of Borrower's possession of any interest in the Property and, to the best of its knowledge after reasonable inquiry, there have not been at any other times, any activities on the Property involving, directly or indirectly, the use, generation, treatment, storage or disposal of any Hazardous Substances except in compliance with Applicable Law
(i) under, on or in the land included in the Property, whether contained in soil, tanks, sumps, ponds, lagoons, barrels, cans or other containments, structures or equipment, (ii) incorporated in the buildings, structures or improvements included in the Property, including any building material containing asbestos, or (iii) used in connection with any operations on or in the Property. (b) Without limiting the generality of the foregoing and to the extent not included within the scope of this Section 15.2, Borrower represents and warrants that it is in full compliance with Applicable Law and has received no notice from any person or any governmental agency or other entity of any violation by Borrower or its Affiliates of any Applicable Law. (c) Borrower shall be solely responsible for and agrees to indemnify FINOVA, protect and defend FINOVA with counsel reasonably acceptable to FINOVA, and hold FINOVA harmless from and against any claims, actions, administrative proceedings, judgments, damages, punitive damages, penalties, fines, costs, liabilities (including sums paid in settlements of claims), interest or losses, attorneys' fees (including any fees and expenses incurred in enforcing this indemnity), consultant fees, expert fees, and other out-of-pocket costs or expenses actually incurred by FINOVA (collectively, the "Environmental Costs"), that may, at any time or from time to time, arise directly or indirectly from or in connection with: (i) the presence, suspected presence, release or suspected release of any Hazardous Substance whether into the air, soil, surface water or groundwater of or at the Property, or any other violation of Applicable Law, or (ii) any breach of the foregoing representations and covenants; except to the extent any of the foregoing result from the actions of FINOVA, its employees, agents and representatives. All Environmental Costs incurred or advanced by FINOVA shall be deemed to be made by FINOVA in good faith and shall constitute Obligations hereunder.

      16.   TERM; TERMINATION.

            16.1 TERM. The initial term of this Agreement shall be as set forth on the Schedule (the "Initial Term") and shall be automatically renewed for successive periods of one (1) year (each, a "Renewal Term"), unless earlier terminated as provided herein.

            16.2 PRIOR NOTICE. Each party shall have the right to terminate this Agreement at the end of the Initial Term or at the end of any Renewal Term by giving the other party written notice not less than sixty (60) days prior to the effective date of such termination, by registered or certified mail.

            16.3 PAYMENT IN FULL. Upon the effective date of termination, the Obligations shall become immediately due and payable in full in cash.

            16.4 EARLY TERMINATION; TERMINATION FEE. In addition to the procedure set forth in Section 16.2, Borrower may terminate this Agreement at any time but only upon sixty (60) days' prior written notice and prepayment of the Obligations. Upon any such early termination by Borrower or any termination of this Agreement by FINOVA upon the occurrence of an Event of Default, then, and in any such event, Borrower shall pay to FINOVA upon the effective date of such termination a fee (the "Termination Fee") in an amount equal to the amount shown on the Schedule.

      17.   DEFAULT.

            17.1 EVENTS OF DEFAULT. Any one or more of the following events shall constitute an Event of Default under this Agreement:

                  (a) Borrower fails to pay when due and payable any portion of the Obligations at stated maturity, upon acceleration or otherwise;

                  (b) Borrower or any other Loan Party fails or neglects to perform, keep, or observe any Obligation including, but not limited to, any term, provision, condition, covenant or agreement contained in any Loan Document to which Borrower or such other Loan Party is a party;

                  (c) Any material adverse change occurs in Borrower's business, assets, operations, prospects or condition, financial or otherwise;

                  (d) The prospect of repayment of any portion of the Obligations or the value or priority of FINOVA's security interest in the Collateral is materially impaired;

                  (e) Any material portion of Borrower's assets is seized, attached, subjected to a writ or distress warrant, is levied upon or comes into the possession of any judicial officer;

                  (f) Borrower shall generally not pay its debts as they become due or shall enter into any agreement (whether written or oral), or offer to enter into any agreement, with all or a significant number of its creditors regarding any moratorium or other indulgence with respect to its debts or the participation of such creditors or their representatives in the supervision, management or control of the business of Borrower;

                  (g) Any bankruptcy or other insolvency proceeding is commenced by Borrower, or any such proceeding is commenced against Borrower and remains undischarged or unstayed for forty-five (45) days;

                  (h) Any notice of lien, levy or assessment is filed of record with respect to any of Borrower's assets;

                  (i) Any judgments are entered against Borrower in an aggregate amount exceeding $25,000;

                  (j) Any default shall occur under any material agreement between Borrower and any third party including, without limitation, any default which would result in a right by such third party to accelerate the maturity of any Indebtedness of Borrower to such third party;

                  (k) Any representation or warranty made or deemed to be made by Borrower, any Affiliate or any other Loan Party in any Loan Document or any other statement, document or report made or delivered to FINOVA in connection therewith shall prove to have been misleading in any material respect;

                  (l) Any Guarantor dies, terminates or attempts to terminate its Guaranty or any security therefor or becomes subject to any bankruptcy or other insolvency proceeding;

                  (m) Any Prohibited Transaction or Reportable Event shall occur with respect to a Plan which could have a material adverse effect on the financial condition of Borrower; any lien upon the assets of Borrower in connection with any Plan shall arise; Borrower or any of its ERISA Affiliates shall fail to make full payment when due of all amounts which Borrower or any of its ERISA Affiliates may be required to pay to any Plan or any Multiemployer Plan as one or more contributions thereto; Borrower or any of its ERISA Affiliates creates or permits the creation of any accumulated funding deficiency, whether or not waived; or

                  (n) Any transfer of more than ten percent (10%) of the issued and outstanding shares of common stock or other evidence of ownership of Borrower.

            17.2 REMEDIES. Upon the occurrence of an Event of Default, FINOVA may, at its option and in its sole discretion and in addition to all of its other rights under the Loan Documents, terminate this Agreement and declare all of the Obligations to be immediately payable in full. Borrower agrees that FINOVA shall also have all of its rights and remedies under applicable law, including, without limitation, the default rights and remedies of a secured party under the Code, and upon the occurrence of an Event of Default Borrower hereby consents to the appointment of a receiver by FINOVA in any action initiated by FINOVA pursuant to this Agreement and to the jurisdiction and venue set forth in Section 19.7 hereof, and Borrower waives notice and posting of a bond in connection therewith. Further, FINOVA may, at any time, take possession of the Collateral and keep it on Borrower's premises, at no cost to FINOVA, or remove any part of it to such other place(s) as FINOVA may desire, or Borrower shall, upon FINOVA's demand, at Borrower's sole cost, assemble the Collateral and make it available to FINOVA at a place reasonably convenient to FINOVA. FINOVA may sell and deliver any Collateral at public or private sales, for cash, upon credit or otherwise, at such prices and upon such terms as FINOVA deems advisable, at FINOVA's discretion, and may, if FINOVA deems it reasonable, postpone or adjourn any sale of the Collateral by an announcement at the time and place of sale or of such postponed or adjourned sale without giving a new notice of sale. Borrower agrees that FINOVA has no obligation to preserve rights to the Collateral or marshall any Collateral for the benefit of any Person. FINOVA is hereby granted a license or other right to use, without charge, Borrower's labels, patents, copyrights, name, trade secrets, trade names, trademarks and advertising matter, or any similar property, in completing production, advertising or selling any Collateral and Borrower's rights under all licenses and all franchise agreements shall inure to FINOVA's benefit. Any requirement of reasonable notice shall be met if such notice is mailed postage prepaid to Borrower at its address set forth in the heading to this Agreement at least five (5) days before sale or other disposition. The proceeds of sale shall be applied, first, to all attorneys fees and other expenses of sale, and second, to the Obligations in such order as FINOVA shall elect, in its sole discretion. FINOVA shall return any excess to Borrower and Borrower shall remain liable for any deficiency to the fullest extent permitted by law.

            17.3 STANDARDS FOR DETERMINING COMMERCIAL REASONABLENESS. Borrower and FINOVA agree that the following conduct by FINOVA with respect to any disposition of Collateral shall conclusively be deemed commercially reasonable (but other conduct by FINOVA, including, but not limited to, FINOVA's use in its sole discretion of other or different times, places and manners of noticing and conducting any disposition of Collateral shall not be deemed unreasonable): Any public or private disposition: (i) as to which on no later than the fifth calendar day prior thereto written notice thereof is mailed or personally delivered to Borrower and, with respect to any public disposition, on no later than the fifth calendar day prior thereto notice thereof describing in general non-specific terms, the Collateral to be disposed of is published once in a newspaper of general circulation in the county where the sale is to be conducted (provided that no notice of any public or private disposition need be given to the Borrower or published if the Collateral is perishable or threatens to decline speedily in value or is of a type customarily sold on a recognized market); (ii) which is conducted at any place designated by FINOVA, with or without the Collateral being present; and (iii) which commences at any time between 8:00 a.m. and 5:00 p.m. Without limiting the generality of the foregoing, Borrower expressly agrees that, with respect to any disposition of accounts, instruments and general intangibles, it shall be commercially reasonable for FINOVA to direct any prospective purchaser thereof to ascertain directly from Borrower any and all information concerning the same, including, but not limited to, the terms of payment, aging and delinquency, if any, the financial condition of any obligor or account debtor thereon or guarantor thereof, and any collateral therefor.

      18.   DEFINITIONS.

            18.1 DEFINED TERMS. As used in this Agreement, the following terms have the definitions set forth below:

            "AFFILIATE" means any Person controlling, controlled by or under common control with Borrower. For purposes of this definition, "control" means the possession, directly or indirectly, of the power to direct or cause direction of the management and policies of any Person, whether through ownership of common or preferred stock or other equity interests, by contract or otherwise. Without limiting the generality of the foregoing, each of the following shall be an Affiliate: any officer, director, employee or other agent of Borrower, any shareholder or subsidiary of Borrower, and any other Person with whom or which Borrower has common shareholders, officers or directors.

            "BUSINESS DAY" means any day on which commercial banks in both Los Angeles, California and Phoenix, Arizona are open for business.

            "CAPITAL EXPENDITURES" means all expenditures made and liabilities incurred for the acquisition of any fixed asset or improvement, replacement, substitution or addition thereto which has a useful life of more than one year and including, without limitation, those arising in connection with Capital Leases.

            "CAPITAL LEASE" means any lease of property by Borrower that, in accordance with generally accepted accounting principles, should be capitalized for financial reporting purposes and reflected as a liability on the balance sheet of Borrower.

            "CLOSING DATE" means the date of the initial advance made by FINOVA pursuant to this Agreement.

            "CODE" means the Uniform Commercial Code as adopted and in effect in the State of Arizona from time to time.

            "COLLATERAL" has the meaning set forth in Section 4.1 above.

            "CURRENT ASSETS" at any date means the amount at which the current assets of Borrower would be shown on a balance sheet of Borrower as at such date, prepared in accordance with generally accepted accounting principles, PROVIDED that amounts due from Affiliates and investments in Affiliates shall be excluded therefrom.

            "CURRENT LIABILITIES" at any date means the amount at which the current liabilities of Borrower would be shown on a balance sheet of Borrower as at such date, prepared in accordance with generally accepted accounting principles.

            "DEPOSIT ACCOUNTS" has the meaning set forth in Section 9105 of the Code.

            "EARNINGS BEFORE INTEREST AND TAXES" for any fiscal period of Borrower means the net income of Borrower for such fiscal period, plus interest expense and provision for income taxes for such fiscal period, and minus non-recurring miscellaneous income and expenses, all calculated in accordance with generally accepted accounting principles, consistently applied.

            "ELIGIBLE INVENTORY" means Inventory which FINOVA, in its sole judgment, deems Eligible Inventory, based on such considerations as FINOVA may from time to time deem appropriate. Without limiting the generality of the foregoing, no Inventory shall be Eligible Inventory unless, in FINOVA's sole judgment, such Inventory (i) consists of finished goods, in good, new and salable condition which are not obsolete or unmerchantable, and are not comprised of raw materials, work in process, packaging materials or supplies;
(ii) meets all standards imposed by any governmental agency or authority; (iii) conforms in all respects to the warranties and representations set forth herein;
(iv) is at all times subject to FINOVA's duly perfected, first priority security interest; and (v) is situated at * a location in compliance with
Section 12.16 hereof. *BORROWER'S PREMISES AT 9410 OWENSMOUTH AVENUE, CHATSWORTH, CALIFORNIA "ELIGIBLE RECEIVABLES" means Receivables arising in the ordinary course of Borrower's business from the sale of goods or rendition of services, which FINOVA, in its sole judgment, shall deem eligible based on such considerations as FINOVA may from time to time deem appropriate. Without limiting the foregoing, a Receivable shall not be deemed to be an Eligible Receivable if (i) the account debtor has failed to pay the Receivable within a period ending on the earlier of one hundred twenty (120) days after invoice date, or 60 days from the due date*, to the extent of any amount remaining unpaid after such period; (ii) the account debtor has failed to pay more than 25% of all outstanding Receivables owed by it to Borrower within ninety (90) days after invoice date; (iii) the account debtor is an Affiliate of Borrower;
(iv) the goods relating thereto are placed on consignment, guaranteed sale or other terms pursuant to which payment by the account debtor may be conditional;
(v) the account debtor is not located in the United States, unless the Receivable is supported by a letter of credit or other form of guaranty or security, in each case in form and substance satisfactory to FINOVA; (vi) the account debtor is the United States or any department, agency or instrumentality thereof or any State, city or municipality of the United States; (vii) Borrower is or may become liable to the account debtor for goods sold or services rendered by the account debtor to Borrower; (viii) the account debtor's total obligations to Borrower exceed 15% of all Eligible Receivables, to the extent of such excess**; (ix) the account debtor disputes liability or makes any claim with respect thereto (up to the amount of such liability or claim), or is subject to any insolvency or bankruptcy proceeding, or becomes insolvent, fails or goes out of a material portion of its business; (x) the amount thereof consists of late charges or finance charges; (xi) the amount thereof consists of a credit balance more than ninety (90) days past due; or (xii) the face amount thereof exceeds $100,000, unless accompanied by evidence of shipment of the goods relating thereto satisfactory to FINOVA in its sole discretion.

*(PROVIDED THAT SUCH PERIOD MAY, IN FINOVA'S SOLE DISCRETION, BE EXTENDED BY AN ADDITIONAL 30 DAYS IN THE CASE OF ACCOUNT DEBTORS WITH D&B RATINGS OF 5A2 OR BETTER)

**EXCEPT THAT SAID PERCENTAGE SHALL BE 30% IN THE CASE OF ACCOUNT DEBTORS WITH D&B RATINGS OF 5A2 OR BETTER

            "EQUIPMENT" means all of Borrower's present and hereafter acquired machinery, molds, machine tools, motors, furniture, equipment, furnishings, fixtures, trade fixtures, motor vehicles, tools, parts, dyes, jigs, goods and other tangible personal property (other than Inventory) of every kind and description used in Borrower's operations or owned by Borrower and any interest in any of the foregoing, and all attachments, accessories, accessions, replacements, substitutions, additions or improvements to any of the foregoing, wherever located.

            "ERISA" means the Employment Retirement Income Security Act of 1974, as amended, and the regulations thereunder.

            "ERISA AFFILIATE" means each trade or business (whether or not incorporated and whether or not foreign) which is or may hereafter become a member of a group of which Borrower is a member and which is treated as a single employer under ERISA Section 4001(b)(1), or IRC Section 414.

           "EVENT OF DEFAULT" means any of the events set forth in Section 17.1 of this Agreement.

            "FIXED ASSET LOANS" has the meaning set forth on the Schedule.

            "GENERAL INTANGIBLES" means all general intangibles of Borrower, whether now owned or hereafter created or acquired by Borrower, including, without limitation, all choses in action, causes of action, corporate or other business records, Deposit Accounts, inventions, designs, drawings, blueprints, patents, patent applications, trademarks and the goodwill of the business symbolized thereby, names, trade names, trade secrets, goodwill, copyrights, registrations, licenses, franchises, customer lists, security and other deposits, rights in all litigation presently or hereafter pending for any cause or claim (whether in contract, tort or otherwise), and all judgments now or hereafter arising therefrom, all claims of Borrower against FINOVA, rights to purchase or sell real or personal property, rights as a licensor or licensee of any kind, royalties, telephone numbers, proprietary information, purchase orders, and all insurance policies and claims (including without limitation credit, liability, property and other insurance), tax refunds and claims, computer programs, discs, tapes and tape files, claims under guaranties, security interests or other security held by or granted to Borrower to secure payment of any of the Receivables by an account debtor, all rights to indemnification and all other intangible property of every kind and nature (other than Receivables).

            "GUARANTORS" means the persons set forth on the Schedule.

            "INDEBTEDNESS" means all of Borrower's present and future obligations, liabilities, debts, claims and indebtedness, contingent, fixed or otherwise, however evidenced, created, incurred, acquired, owing or arising, whether under written or oral agreement, operation of law or otherwise, and includes, without limiting the foregoing (i) the Obligations, (ii) obligations and liabilities of any Person secured by a lien, claim, encumbrance or security interest upon property owned by Borrower, even though Borrower has not assumed or become liable therefor, (iii) obligations and liabilities created or arising under any lease (including Capital Leases) or conditional sales contract or other title retention agreement with respect to property used or acquired by Borrower, even though the rights and remedies of the lessor, seller or lender are limited to repossession, (iv) all unfunded pension fund obligations and liabilities and (v) deferred taxes.

            "INITIAL TERM" has the meaning set forth on the Schedule.

            "INVENTORY" means all of Borrower's now owned and hereafter acquired goods, merchandise or other personal property, wherever located, to be furnished under any contract of service or held for sale or lease, all raw materials, work in process, finished goods and materials and supplies of any kind, nature or description which are or might be used or consumed in Borrower's business or used in connection with the manufacture, packing, shipping, advertising, selling or finishing of such goods, merchandise or other personal property, and all documents of title or other documents representing them.

            "INVENTORY LOANS" has the meaning set forth on the Schedule.

            "IRC" means the Internal Revenue Code of 1986, as amended, and the regulations thereunder.

            "LETTERS OF CREDIT"  [NOT APPLICABLE]

            "LOAN DOCUMENTS" means, collectively, this Agreement, any note or notes executed by Borrower and payable to FINOVA, and any other agreement entered into in connection with this Agreement, together with all alterations, amendments, changes, extensions, modifications, refinancings, refundings, renewals, replacements, restatements, or supplements, of or to any of the foregoing.

            "LOAN PARTY" means Borrower, each Guarantor, each Subordinating Creditor and each other party (other than FINOVA) to any Loan Document.

            "MULTIEMPLOYER PLAN" means a "multiemployer plan" as defined in ERISA Sections 3(37) or 4001(a)(3) or IRC Section 414(f) which covers employees of Borrower or any ERISA Affiliate.

            "NET WORTH" at any date means the Borrower's net worth as determined in accordance with generally accepted accounting principles, consistently applied.

            "OBLIGATIONS" means all present and future loans, advances, debts, liabilities, obligations, covenants, duties and indebtedness at any time owing by Borrower to FINOVA, whether evidenced by this Agreement, any note or other instrument or document, whether arising from an extension of credit, opening of a letter of credit, banker's acceptance, loan, guaranty, indemnification or otherwise, whether direct or indirect (including, without limitation, those acquired by assignment and any participation by FINOVA in Borrower's debts owing to others), absolute or contingent, due or to become due, including, without limitation, all interest, charges, expenses, fees, attorney's fees, expert witness fees, examination fees, letter of credit fees, collateral monitoring fees, closing fees, facility fees, Termination Fees, Minimum Interest Charges and any other sums chargeable to Borrower hereunder or under any other agreement with FINOVA.

            "OVERLINES" has the meaning set forth in Section 1.3.

            "PBGC" means the Pension Benefit Guarantee Corporation.

            "PERMITTED ENCUMBRANCE" means each of the liens, mortgages and other security interests set forth on the Schedule and incorporated herein by this reference.

            "PERSON" means any individual, sole proprietorship, partnership, joint venture, trust, unincorporated organization, association, corporation, government, or any agency or political division thereof, or any other entity.

            "PLAN" means any plan described in ERISA Section 3(2) maintained for employees of Borrower or any ERISA Affiliate, other than a Multiemployer Plan.

            "PREPARED FINANCIALS" means the balance sheets of Borrower as of the date set forth in the Schedule, and as of each subsequent date on which audited balance sheets are delivered to FINOVA from time to time hereunder, and the related statements of operations, changes in stockholder's equity and changes in cash flow for the periods ended on such dates.

            "PROHIBITED TRANSACTION" means any transaction described in Section 406 of ERISA which is not exempt by reason of Section 408 of ERISA, and any transaction described in Section 4975(c) of the IRC which is not exempt by reason of Section 4975(c)(2) of the IRC.

            "RECEIVABLE LOANS" has the meaning set forth on the Schedule. "RECEIVABLES" means all of Borrower's now owned and hereafter acquired accounts (whether or not earned by performance), proceeds of any letters of credit naming Borrower as beneficiary, contract rights, chattel paper, instruments, documents and all other forms of obligations at any time owing to Borrower, all guaranties and other security therefor, whether secured or unsecured, all merchandise returned to or repossessed by Borrower, and all rights of stoppage in transit and all other rights or remedies of an unpaid vendor, lienor or secured party.

            "RENEWAL TERM" has the meaning set forth on the Schedule.

            "REPORTABLE EVENT" means a reportable event described in Section 4043 of ERISA or the regulations thereunder, a withdrawal from a Plan described in Section 4063 of ERISA, or a cessation of operations described in Section 4068(f) of ERISA.

            "SUBORDINATED DEBT" means liabilities of Borrower the repayment of which is subordinated, to the payment and performance of the Obligations, pursuant to a subordination agreement on FINOVA's standard form.

            "SUBORDINATING CREDITOR" means the persons set forth on the Schedule.

            "TOTAL FACILITY" has the meaning set forth on the Schedule.

            18.2 OTHER TERMS. All accounting terms used in this Agreement, unless otherwise indicated, shall have the meanings given to such terms in accordance with generally accepted accounting principles, consistently applied. All other terms contained in this Agreement, unless otherwise indicated, shall have the meanings provided by the Code, to the extent such terms are defined therein.

      19.   MISCELLANEOUS.

            19.1 RECOURSE TO SECURITY; CERTAIN WAIVERS. All Obligations shall be payable by Borrower as provided for herein and, in full, at the termination of this Agreement; recourse to security shall not be required at any time. Borrower waives presentment and protest of any instrument and notice thereof, notice of default and, to the extent permitted by applicable law, all other notices to which Borrower might otherwise be entitled.

            19.2 NO WAIVER BY FINOVA. Neither FINOVA's failure to exercise any right, remedy or option under this Agreement, any supplement, the Loan Documents or other agreement between FINOVA and Borrower nor any delay by FINOVA in exercising the same shall operate as a waiver. No waiver by FINOVA shall be effective unless in writing and then only to the extent stated. No waiver by FINOVA shall affect its right to require strict performance of this Agreement. FINOVA's rights and remedies shall be cumulative and not exclusive.

            19.3 BINDING ON SUCCESSOR AND ASSIGNS. All terms, conditions, promises, covenants, provisions and warranties shall inure to the benefit of and bind FINOVA's and Borrower's respective representatives, successors and assigns.

            19.4 SEVERABILITY. If any provision of this Agreement shall be prohibited or invalid under applicable law, it shall be ineffective only to such extent, without invalidating the remainder of this Agreement.

            19.5 AMENDMENTS; ASSIGNMENTS. This Agreement may not be modified, altered or amended, except by an agreement in writing signed by Borrower and FINOVA. Borrower may not sell, assign or transfer any interest in this Agreement or any other Loan Document, or any portion thereof, including, without limitation, any of Borrower's rights, title, interests, remedies, powers and duties hereunder or thereunder. Borrower hereby consents to FINOVA's participation, sale, assignment, transfer or other disposition, at any time or times hereafter, of this Agreement and any of the other Loan Documents, or of any portion hereof or thereof, including, without limitation, FINOVA's rights, title, interests, remedies, powers and duties hereunder or thereunder. In connection therewith, FINOVA may disclose all documents and information which FINOVA now or hereafter may have relating to Borrower or Borrower's business. To the extent that FINOVA assigns its rights and obligations hereunder to a third party, FINOVA shall thereafter be released from such assigned obligations to Borrower and such assignment shall effect a novation between Borrower and such third party.

            19.6 INTEGRATION. This Agreement, together with the Schedule (which is a part hereof) and the other Loan Documents, reflect the entire understanding of the parties with respect to the transactions contemplated hereby.

            19.7 GOVERNING LAW; WAIVERS. THIS AGREEMENT SHALL BE INTERPRETED IN ACCORDANCE WITH THE INTERNAL LAWS (AND NOT THE CONFLICT OF LAWS RULES) OF THE STATE OF ARIZONA GOVERNING CONTRACTS TO BE PERFORMED ENTIRELY WITHIN SUCH STATE. BORROWER HEREBY CONSENTS TO THE EXCLUSIVE JURISDICTION OF ANY STATE OR FEDERAL COURT LOCATED WITHIN THE COUNTY OF MARICOPA IN THE STATE OF ARIZONA OR, AT THE SOLE OPTION OF FINOVA, IN ANY OTHER COURT IN WHICH FINOVA SHALL INITIATE LEGAL OR EQUITABLE PROCEEDINGS AND WHICH HAS SUBJECT MATTER JURISDICTION OVER THE MATTER IN CONTROVERSY. BORROWER WAIVES ANY OBJECTION OF FORUM NON CONVENIENS AND VENUE. BORROWER FURTHER WAIVES PERSONAL SERVICE OF ANY AND ALL PROCESS UPON IT, AND CONSENTS THAT ALL SUCH SERVICE OF PROCESS BE MADE IN THE MANNER SET FORTH IN
SECTION 19.13 HEREOF FOR THE GIVING OF NOTICE. BORROWER FURTHER WAIVES ANY RIGHT IT MAY OTHERWISE HAVE TO COLLATERALLY ATTACK ANY JUDGMENT ENTERED AGAINST IT.

            19.8 SURVIVAL. All of the representations and warranties of Borrower contained in this Agreement shall survive the execution, delivery and acceptance of this Agreement by the parties. No termination of this Agreement or of any guaranty of the Obligations shall affect or impair the powers, obligations, duties, rights, representations, warranties or liabilities of the parties hereto and all shall survive such termination.

            19.9 EVIDENCE OF OBLIGATIONS. Each Obligation may, in FINOVA's discretion, be evidenced by notes or other instruments issued or made by Borrower to FINOVA. If not so evidenced, such Obligation shall be evidenced solely by entries upon FINOVA's books and records.

            19.10 COLLATERAL SECURITY. The Obligations shall constitute one loan secured by the Collateral. FINOVA may, in its sole discretion, (i) exchange, enforce, waive or release any of the Collateral, (ii) apply Collateral and direct the order or manner of sale thereof as it may determine, and (iii) settle, compromise, collect or otherwise liquidate any Collateral in any manner without affecting its right to take any other action with respect to any other Collateral.

            19.11 APPLICATION OF COLLATERAL. Except as otherwise provided herein, FINOVA shall have the continuing and exclusive right to apply or reverse and re-apply any and all payments to any portion of the Obligations in such order and manner as FINOVA shall determine in its sole discretion. To the extent that Borrower makes a payment or FINOVA receives any payment or proceeds of the Collateral for Borrower's benefit which is subsequently invalidated, declared to be fraudulent or preferential, set aside or required to be repaid to a trustee, debtor in possession, receiver or any other party under any bankruptcy law, common law or equitable cause, then, to such extent, the Obligations or part thereof intended to be satisfied shall be revived and continue as if such payment or proceeds had not been received by FINOVA.

            19.12 LOAN REQUESTS. Each oral or written request for a loan by any Person who purports to be any employee, officer or authorized agent of Borrower shall be made to FINOVA on or prior to 10:00 a.m., Los Angeles time, on the Business Day on which the proceeds thereof are requested to be paid to Borrower and shall be conclusively presumed to be made by a Person authorized by Borrower to do so and the crediting of a loan to Borrower's operating account shall conclusively establish Borrower's obligation to repay such loan. Unless and until Borrower otherwise directs FINOVA in writing, all loans shall be wired to Borrower's operating account set forth on the Schedule.

            19.13 NOTICES. Any notice required hereunder shall be in writing and addressed to the Borrower at its address set forth at the beginning of this Agreement, and to FINOVA at the address set forth on the Schedule. Notices hereunder shall be deemed received on the earlier of receipt, whether by mail, personal delivery, facsimile, or otherwise, or upon deposit in the United States mail, postage prepaid.

            19.14 BROKERAGE FEES. Borrower represents and warrants to FINOVA that, with respect to the financing transaction herein contemplated, no Person is entitled to any brokerage fee or other commission and Borrower agrees to indemnify and hold FINOVA harmless against any and all such claims.

            19.15 DISCLOSURE. No representation or warranty made by Borrower in this Agreement, or in any financial statement, report, certificate or any other document furnished in connection herewith contains any untrue statement of a material fact or omits to state any material fact necessary to make the statements herein or therein not misleading. There is no fact known to Borrower or which reasonably should be known to Borrower which Borrower has not disclosed to FINOVA in writing with respect to the transactions contemplated by this

Agreement which materially and adversely affects the business, assets, operations, prospects or condition (financial or otherwise), of Borrower.

            19.16 PUBLICITY. FINOVA is hereby authorized to issue appropriate press releases and to cause a tombstone to be published announcing the consummation of this transaction and the aggregate amount thereof.

            19.17 CAPTIONS. The Section titles contained in this Agreement are without substantive meaning and are not part of this Agreement.

            19.18 INJUNCTIVE RELIEF. Borrower recognizes that, in the event Borrower fails to perform, observe or discharge any of its Obligations under this Agreement, any remedy at law may prove to be inadequate relief to FINOVA. Therefore, FINOVA, if it so requests, shall be entitled to temporary and permanent injunctive relief in any such case without the necessity of proving actual damages.

            19.19 COUNTERPARTS. This Agreement may be executed in one or more counterparts, each of which taken together shall constitute one and the same instrument.

            19.20 CONSTRUCTION. The parties acknowledge that each party and its counsel have reviewed this Agreement and that the normal rule of construction to the effect that any ambiguities are to be resolved against the drafting party shall not be employed in the interpretation of this Agreement or any amendments or exhibits hereto.

            19.21 TIME OF ESSENCE. Time is of the essence for the performance by Borrower of the Obligations set forth in this Agreement.

            19.22 LIMITATION OF ACTIONS. Borrower agrees that any claim or cause of action by Borrower against FINOVA, or any of FINOVA's directors, officers, employees, agents, accountants or attorneys, based upon, arising from, or relating to this Agreement, or any other present or future agreement, or any other transaction contemplated hereby or thereby or relating hereto or thereto, or any other matter, cause or thing whatsoever, whether or not relating hereto or thereto, occurred, done, omitted or suffered to be done by FINOVA, or by FINOVA's directors, officers, employees, agents, accountants or attorneys, whether sounding in contract or in tort or otherwise, shall be barred unless asserted by Borrower by the commencement of an action or proceeding in a court of competent jurisdiction by the filing of a complaint within one year after the first act, occurrence or omission upon which such claim or cause of action, or any part thereof, is based and service of a summons and complaint on an officer of FINOVA or any other person authorized to accept service of process on behalf of FINOVA, within 30 days thereafter. Borrower agrees that such one-year period of time is a reasonable and sufficient time for Borrower to investigate and act upon any such claim or cause of action. The one-year period provided herein shall not be waived, tolled, or extended except by a specific written agreement of FINOVA. This provision shall survive any termination of this Loan Agreement or any other agreement.

            19.23 LIABILITY. Neither FINOVA nor any FINOVA Affiliate shall be liable for any indirect, special, incidental or consequential damages in connection with any breach of contract, tort or other wrong relating to this Agreement or the Obligations or the establishment, administration or collection thereof (including without limitation damages for loss of profits, business interruption, or the like), whether such damages are foreseeable or unforeseeable, even if FINOVA has been advised of the possibility of such damages. Neither FINOVA, nor any FINOVA Affiliate shall be liable for any claims, demands, losses or damages, of any kind whatsoever, made, claimed, incurred or suffered by the Borrower through the ordinary negligence of FINOVA, or any FINOVA Affiliate. "FINOVA Affiliate" shall mean FINOVA's directors, officers, employees, agents, attorneys or any other person or entity affiliated with or representing FINOVA.

            19.24 NOTICE OF BREACH BY FINOVA. Borrower agrees to give FINOVA written notice of (i) any action or inaction by FINOVA or any attorney of FINOVA in connection with any Loan Documents that may be actionable against FINOVA or any attorney of FINOVA or (ii) any defense to the payment of the Obligations for any reason, including, but not limited to, commission of a tort or violation of any contractual duty or duty implied by law. Borrower agrees that unless such notice is fully given as promptly as possible (and in any event within thirty
(30) days) after Borrower has knowledge, or with the exercise of reasonable diligence should have had knowledge, of any such action, inaction or defense, Borrower shall not assert, and Borrower shall be deemed to have waived, any claim or defense arising therefrom.

            19.25 MUTUAL WAIVER OF RIGHT TO JURY TRIAL. FINOVA AND BORROWER EACH HEREBY WAIVES THE RIGHT TO TRIAL BY JURY IN ANY ACTION OR PROCEEDING BASED UPON, ARISING OUT OF, OR IN ANY WAY RELATING TO: (I) THIS AGREEMENT; (II) ANY OTHER PRESENT OR FUTURE INSTRUMENT OR AGREEMENT BETWEEN FINOVA AND BORROWER; OR (III) ANY CONDUCT, ACTS OR OMISSIONS OF FINOVA OR BORROWER OR ANY OF THEIR DIRECTORS, OFFICERS, EMPLOYEES, AGENTS, ATTORNEYS OR ANY OTHER PERSONS AFFILIATED WITH FINOVA OR BORROWER; IN EACH OF THE FOREGOING CASES, WHETHER SOUNDING IN CONTRACT OR TORT OR OTHERWISE.

BORROWER:

ORA ELECTRONICS, INC.


BY /S/ GERSHON N. COOPER
      PRESIDENT OR VICE PRESIDENT

BY /S/ MATTHEW F. JODZIEWICZ
      SECRETARY OR ASS'T SECRETARY

WITNESS TO SIGNATURE OF BORROWER:

/S/ CARLETON S. BREED
NAME (PLEASE PRINT):
CARLETON S. BREED

FINOVA:
FINOVA CAPITAL CORPORATION


BY /S/ CARLETON S. BREED
TITLE  ASSISTANT VICE PRESIDENT

                                   EXHIBIT "A"
                               DISCLOSURE SCHEDULE

                                      NONE

                                   SCHEDULE TO
                         LOAN AND SECURITY AGREEMENT

BORROWER:         ORA ELECTRONICS, INC.
ADDRESS:          9410 OWENSMOUTH AVENUE
                  CHATSWORTH, CALIFORNIA  91313

DATE:       APRIL 4, 1997


THIS SCHEDULE FORMS AN INTEGRAL PART OF THE LOAN AND SECURITY AGREEMENT BETWEEN THE ABOVE BORROWER AND FINOVA CAPITAL CORPORATION DATED THE ABOVE DATE, AND ALL REFERENCES HEREIN AND THEREIN TO "THIS AGREEMENT" SHALL BE DEEMED TO REFER TO SAID AGREEMENT AND TO THIS SCHEDULE.

TOTAL FACILITY (SECTION 1.1):

                        $5,000,000

LOANS (SECTION 1.2):
              REVOLVING LOANS:  A revolving line of credit consisting of loans the "Revolving Loans") against Borrower's Eligible Receivables Receivable Loans") and against Borrower's Eligible Inventory ("Inventory Loans") in an aggregate outstanding principal amount not to exceed the lesser of (a) or (b) below:
                      (a)  an amount equal to the Total Facility, or
                      (b)  the sum of
                           (i) an amount equal to 70% of the net amount of
                            Borrower's Eligible Receivables; plus (ii) an amount not to exceed the lesser of:
                                  (A) 35% of the value of Borrower's Eligible
                                  Inventory, calculated at the lower of cost or market value and determined on a first-in, first-out basis, or (B) $2,000,000.


                                      -1-
                                   Page 79 of 108

                        DILUTION RESERVE. FINOVA shall have the right to withhold a reserve (the "Dilution Reserve") from the Revolving Loans otherwise available to the Borrower hereunder, in an amount determined by FINOVA in its discretion, in the event Dilution (as defined below) exceeds 12% of total Eligible Receivables. Said reserve shall be determined quarterly, based on Dilution during such period as FINOVA shall determine from time to time in its discretion.

                        As used above, "Dilution" means all deductions from Receivables by account debtors of Borrower, other than those arising from payment thereof, and includes without limitation deductions arising from advertising and other allowances, credit memos, returns, bad debts, and all other deductions, as determined by FINOVA.

                        ADDITIONAL RESERVE. In addition to the Dilution Reserve, FINOVA shall have the right to withhold an additional reserve from the Revolving Loans otherwise available to the Borrower hereunder (the "Additional Reserve") in the amount of $750,000. In the event FINOVA, in its discretion, permits the Additional Reserve to be below $750,000, then throughout the period the Additional Reserve is below $750,000, Borrower's payments to, Taiwan Data Spec ("TDS"), which is presently owed approximately $3,000,000), shall be limited to an amount equal to the purchase price of products sold and delivered to Borrower by TDS during such period. Borrower represents and warrants that such restriction will not result in a breach of any agreement between Borrower and TDS.

CONDITIONS PRECEDENT (Section 2.1):

                        The obligation of FINOVA to make the initial advance hereunder is subject to the fulfillment, to the satisfaction of FINOVA and its counsel, of each of the following conditions, in addition to the conditions set forth in Sections 2.1 and 2.2 above:
                              (a) Borrower shall have excess borrowing
                        availability under the Revolving Loan facility of not less than $750,000, after

                                       -2-
                                   Page 80 of 108
                        giving effect to the initial advance hereunder and after giving effect to payment in full of all of Borrower's accounts payable outstanding 30 days or more from their invoice date (other than TDS) and all book overdrafts; and

                              (b) Gershon Cooper shall execute and deliver to FINOVA Validity and Support Agreements on FINOVA's standard form.

                              (c) No material adverse change has occurred in the
                        Borrower's business, operations, financial condition, or assets or in the prospect of repayment of the Obligations since January 31, 1997.

                        Borrower shall cause the conditions precedent set forth in Section 2.1 of this Agreement and set forth above in this Schedule to be satisfied, and shall provide evidence to FINOVA that all such conditions precedent have been satisfied, on or before April 15, 1997.

INTEREST AND FEES (Section 3.1):

                        Interest. Borrower shall pay FINOVA interest on the daily outstanding balance of Borrower's loan account at a per annum rate of 1% in excess of the rate of interest announced publicly by Citibank, N.A., from time to time as its "base rate" (or any successor thereto), which may not be such institution's lowest rate (the "Base Rate"). The interest rate chargeable hereunder shall be increased or decreased, as the case may be, without notice or demand of any kind, upon the announcement of any change in the Base Rate. Each change in the Base Rate shall be effective hereunder on the first day following the announcement of such change, provided, that a cumulative change of less than one-fourth of one percent (0.25%) shall not be considered. Interest charges and all other fees and charges herein shall be computed on the basis of a year of 360 days and actual days elapsed and shall be payable to FINOVA in arrears on the first day of each month.

                                       -3-
                                   Page 81 of 108

                        Collateral Monitoring Fee. At the closing of this transaction and on the first day of each calendar month thereafter, Borrower shall pay FINOVA a collateral monitoring fee of $1,500 PER MONTH which shall be deemed fully earned at the time each payment is due.

                        Facility Fee. Borrower shall pay to FINOVA a facility fee equal to ____ $37,500, payable $18,750 concurrently herewith and the remaining $18,750 payable $781 per month, commencing one month after the date hereof and continuing on the same day of each month thereafter until the earlier of (i) paid in full, or (ii) the date this Agreement terminates by its terms or is terminated by either party, on which date the unpaid balance of the facility fee shall be due and payable. The facility fee shall be deemed fully earned at the date hereof.

                        Unused Line Fee. In the event, in any fiscal quarter, commencing with the first full fiscal quarter after the date hereof (or any partial fiscal quarter at the end of the term hereof), the average daily principal balance of the Loans outstanding during the quarter is less than $5,000,000, Borrower shall pay FINOVA an unused line fee in an amount equal to 0.5% per annum on the difference between $5,000,000 and the average daily principal balance of the Loans outstanding during the quarter, which unused line fee shall be computed and paid quarterly, in arrears, on the first day of the following quarter and upon termination of this Agreement

                        Examination Fees. Borrower agrees to pay to FINOVA an examination fee in the amount of $600 per person per day in connection with each audit or examination of Borrower performed by FINOVA prior to or after the date hereof, plus all costs and expenses incurred in connection therewith. Without limiting the generality of the foregoing, Borrower shall pay to FINOVA an initial examination fee in an amount equal to $600 per person per day, plus all costs and expenses incurred in connection therewith. Such initial examination fee shall be


                                       -4-
                                 Page 82 of 108
                        deemed fully earned at the time of payment and due and payable upon the closing of this transaction, and shall be deducted from any good faith deposit paid by Borrower to FINOVA prior to the date of this Agreement.

REPORTING REQUIREMENTS (Section 5.2):

                  1. Borrower shall provide FINOVA with monthly agings aged by invoice date and reconciliations of Receivables within ten (10) days after the end of each month.

                  2. Borrower shall provide FINOVA with monthly accounts payable agings aged by invoice date, outstanding or held check registers and inventory certificates within fifteen (15) days after the end of each month.

                  3. Borrower shall provide FINOVA with monthly perpetual inventory reports for the Inventory valued on a first-in, first-out basis at the lower of cost or market (in accordance with generally accepted accounting principles) or such other inventory reports as are reasonably requested by FINOVA, all within fifteen (15) days after the end of each month.

                  4. Borrower shall provide FINOVA with monthly unaudited financial statements within thirty (30) days after the end of each month.

                  5. Borrower shall provide FINOVA with annual operating budgets (including income statements, balance sheets and cash flow statements, by month) for the upcoming fiscal year of Borrower within thirty (30) days prior to the end of each fiscal year of Borrower.

BORROWER INFORMATION:

Borrower's State of Incorporation (Section 12.1):           DELAWARE
Fictitious Names/Prior Corporate Names  (Section 12.2):
Prior Corporate Names:                                      NONE


                                       -5-

Fictitious Names:                                     NONE
Borrower Locations (Section 12.16)        9410 OWENSMOUTH AVENUE,
                                          CHATSWORTH, CALIFORNIA  91311
Borrower's Federal Tax Identification Number (Section 12.16): 95-4607830 Permitted Encumbrances (Section 18.1): NONE

FINANCIAL COVENANTS  (Section 13.14):

                        Borrower shall comply with all of the following covenants. Compliance shall be determined as of the end of each month, except as otherwise specifically provided below:

CURRENT RATIO.          Borrower shall maintain a ratio of Current Assets to
                        Current Liabilities of not less than  1.25 to 1.0;

NET WORTH.              Borrower shall maintain Net Worth of not less than
                        $5,000,000;
DEBT SERVICE
COVERAGE RATIO:         Borrower shall maintain a Debt Service Coverage Ratio
                        of 1:1 during the following periods:

                              (i) for the period from April 1, 1997 through April 30, 1997, and from April 1, 1997 through the end of each month thereafter, to and including March 30, 1998; and

                              (ii) for the twelve-month period ending April 30, 1998 and for each consecutive cumulative rolling twelve-month period ending on the last day of each subsequent month throughout the term of this Agreement.

                        The calculation of Debt Service Coverage Ratio shall be calculated based on Borrower's profit and loss statements prepared in accordance with generally accepted accounting principals, consistently applied.

                        For the purpose of this section, the calculation of Debt Service Coverage Ratio shall equal the ratio of (A) the sum of (i) Net Income or Loss after tax (excluding Extraordinary Items or other


                                       -6-
                        losses or gains which are not in the ordinary course of business) determined in accordance with generally accepted accounting principals applied on a consistent basis, PLUS (B) the following items to the extent deducted from the revenues of Borrower in the calculation of net income or loss: (i) depreciation,
                        (ii) amortization and any other non-cash items, (iii) total federal and state income taxes determined as the liability of Borrower in respect of such period, regardless of what portion of such expense has actually been paid by Borrower during such period (paid and accrued) and (iv) interest expenses, MINUS (C) all capital expenditures permitted hereunder and actually made (other than capital expenditures financed) and federal and state income taxes, to the extent actually paid during such period to (D) the sum of (i) principal and interest payments on the Obligations; (ii) principal and interest on all capital leases; (iii) principal and interest on other Indebtedness.

NEGATIVE COVENANTS (Section 14):

CAPITAL EXPENDITURES:   Borrower shall not make or incur any Capital Expenditure
                        if, after giving effect thereto, the aggregate amount of all Capital Expenditures by Borrower in any fiscal year (beginning with the fiscal year ending March 31, 1998) would exceed $300,000.

COMPENSATION:           Borrower shall not pay total compensation, including
                        salaries, withdrawals, fees, bonuses, commissions, drawing accounts and other payments, whether directly or indirectly, in money or otherwise, during any fiscal year to all of Borrower's executives, officers and directors (or any relative thereof) in an amount in excess of 115% of the amount so paid in the immediately prior fiscal year.

INDEBTEDNESS:           Borrower shall not create, incur, assume or permit to
                        exist any Indebtedness (including Indebtedness in connection with Capital Leases) in excess of $50,000 other than (i) the Obligations, (ii) trade payables and other contractual obligations to suppliers and customers incurred in the ordinary course of business and (iii) other Indebtedness existing on the date of this Agreement and


                                       -7-
                        reflected in the Prepared Financials (other than Indebtedness paid on the date of this Agreement from proceeds of the initial advances hereunder).
TERM (Section 16.1):

                        The initial term of this Agreement shall be TWO year(s) from the date hereof (the "Initial Term") and shall be automatically renewed for successive periods of one (1) year each (each, a "Renewal Term"), unless earlier terminated as provided in Section 16 or 17 above or elsewhere in this Agreement.

TERMINATION FEE (Section 16.4):

                        The Termination Fee provided in Section 16.4 shall be an amount equal to the following percentage of the Total Facility (as defined above):

                        (i) three percent (3%), if such early termination occurs on or prior to the first anniversary of the date of this Agreement;

                        (ii) two percent (2%), if such early termination occurs after the first anniversary of the date of this Agreement.

ADDITIONAL DEFINITIONS (Section 18.1):

 "PREPARED FINANCIALS" means the balance sheets of Borrower as of
                        March 31, 1996, and as of each subsequent date on which audited balance sheets are delivered to FINOVA from time to time hereunder, and the related statements of operations, changes in stockholder's equity and changes in cash flow for the periods ended on such dates.

DISBURSEMENT (Section 19.12):

                        Unless and until Borrower otherwise directs FINOVA in writing, all loans shall be wired to Borrower's following operating account: [TO BE PROVIDED].

NOTICES TO FINOVA (Section 19.13):


                                       -8-

Notices to FINOVA shall be addressed as follows:

                        Mr. John Bonano
                        Finova Capital Corporation
                        355 S. Grand Ave.  Suite 2400
                        Los Angeles, CA  90071

     with copies to:

                        Joseph R. D'Amore, Esq.
                        Finova Capital Corporation
                        1850 North Central Avenue-Mail No. 1141
                        Phoenix, AZ  85004

                        Ms. Marilyn Milam
                        Finova Capital Corporation
                        355 S. Grand Ave.  Suite 2400
                        Los Angeles, CA  90071


Borrower:                                 FINOVA:

ORA ELECTRONICS, INC.                     FINOVA CAPITAL CORPORATION


By /s/ Gershon N. Cooper                  By /s/ Carlton S. Breed
   ---------------------------               --------------------------
   President or Vice President            Title Assistant Vice President

By /s/ Matthew F. Jodziewicz
   ---------------------------
   Secretary or Ass't Secretary

                                       -9-
                                 Page 87 of 108

                                                                 EXHIBIT 10.2
                                                                 ------------

                        AMENDMENT TO LOAN AGREEMENT



                               April 4, 1997



FINOVA Capital Corporation
355 S. Grand Ave.  Suite 2400
Los Angeles, CA  90071

Gentlemen:

            Reference is made to the Loan and Security Agreement between us of even date (the "Loan Agreement").

            This will confirm our agreement to amend the portion of the Schedule to the Loan Agreement titled "Net Worth" to read as follows:

     "NET WORTH.      Borrower shall maintain Net Worth of not less than the
                      following amounts during the following periods:


      PERIOD                                       MINIMUM NET WORTH

     Date hereof through April 30, 1997                $4,500,000

     May 1, 1997 through July 31, 1997                 $4,750,000

     August 1, 1997 and thereafter                     $5,000,000"

            This Amendment, the Loan Agreement, and the other written documents and agreements between us set forth in full all of the representations and agreements of the parties with respect to the subject matter hereof and supersede all prior discussions, representations, agreements and understandings between the parties with respect to the subject hereof. Except as herein expressly amended, all of the terms and provisions of the Loan Agreement, and all other documents and agreements between you and us shall continue in full force and effect and the same are hereby ratified and confirmed.

                                    Sincerely yours,

                                    ORA Electronics, Inc.


                                    By /s/ John M. Burris
                          Title:   Chief Financial Officer


Accepted and agreed:

FINOVA Capital Corporation


By /s/ Carleton S. Breed
Title:  Assistant Vice President

                                                                  EXHIBIT 10.3
                                                                  ------------


                   COLLATERAL ASSIGNMENT, PATENT MORTGAGE
                           AND SECURITY AGREEMENT

      This Collateral Assignment, Patent Mortgage and Security Agreement is made as of April 4, 1997, by and between ORA ELECTRONICS, INC., a Delaware corporation ("Assignor"), and FINOVA CAPITAL CORPORATION ("Assignee").

                                  RECITALS

      A. Assignee has agreed to lend to Assignor certain funds (the "Loans"), pursuant to a Loan and Security Agreement dated April 4, 1997 (the "Loan Agreement") and Assignor desires to borrow such funds from Assignee. Nothing herein is intended to limit any of the terms or provisions of the Loan Agreement or any other document, instrument or agreement between Assignor and Assignee.

      B. In order to induce Assignee to make the Loans, Assignor has agreed to assign certain intangible property to Assignee for purposes of securing the obligations of Assignor to Assignee.

      NOW, THEREFORE, THE PARTIES HERETO AGREE AS FOLLOWS:

      1. Assignment, Patent Mortgage and Grant of Security Interest. As collateral security for the prompt and complete payment and performance of all of Assignor's present or future indebtedness, obligations and liabilities to Assignee, Assignor hereby assigns, transfers, conveys and grants a security interest and mortgage to Assignee, as security, but not as an ownership interest in and to Assignor's entire right, title and interest in, to and under the following (all of which shall collectively be called the "Collateral"):

            (a) All patents, patent applications and like protections including, without limitation, improvements, divisions, continuations, renewals, reissues, extensions and continuations-in-part of the same, including without limitation the patents and patent applications set forth on Exhibit A attached hereto (collectively, the "Patents");

            (b) Any and all claims for damages by way of past, present and future infringements of any of the rights included above, with the right, but not he obligation, to sue for and collect such damages for said use or infringement of the intellectual property rights identified above;

            (c) All licenses or other rights to use any of the Patents, and all license fees and royalties arising from such use to the extent permitted by such license or rights; and

           (d) All amendments, extensions, renewals and extensions of any of the Patents; and

           (e) All proceeds and products of the foregoing, including without limitation all payments under insurance or any indemnity or warranty payable in respect of any of the foregoing.

THE INTEREST IN THE COLLATERAL BEING ASSIGNED HEREUNDER SHALL NOT BE CONSTRUED AS A CURRENT ASSIGNMENT, BUT AS A CONTINGENT ASSIGNMENT TO SECURE ASSIGNOR'S OBLIGATIONS TO ASSIGNEE UNDER THE LOAN AGREEMENT.

      2. Authorization and Request. Assignor authorizes and requests that the Commissioner of Patents and Trademarks record this conditional assignment.

      3. Covenants and Warranties. Assignor represents, warrants, covenants and agrees as follows:

            (a) Assignor is now the sole owner of the Collateral, except for non-exclusive licenses granted by Assignor to its customers in the ordinary course of business.

            (b) Performance of this Assignment does not conflict with or result in a breach of any agreement to which Assignor is bound.

            (c) During the term of this Agreement, Assignor will not transfer or otherwise encumber any interest in the Collateral, except for non-exclusive licenses granted by Assignor in the ordinary course of business or as set forth in this Assignment;

            (d) To its knowledge, each of the Patents is valid and enforceable, and no part of the Collateral has been judged invalid or unenforceable, in whole or in part, and no claim has been made that any part of the Collateral violates the rights of any third party;

            (e) Assignor shall promptly advise Assignee of any material adverse change in the composition of the Collateral, including but not limited to any subsequent ownership right of the Assignor in or to any Patent not specified in this Assignment;

            (f) Assignor shall (i) protect, defend and maintain the validity and enforceability of the Patents, (ii) use its best efforts to detect infringements of the Patents and promptly advise Assignee in writing of material infringements detected and (iii) not allow any Patents to be abandoned, forfeited or dedicated to the public without the written consent of Assignee, which shall not be unreasonably withheld unless Assignor determines that reasonable business practices suggest that abandonment is appropriate.

            (g) Assignor shall take such further actions as Assignee may reasonably request from time to time to perfect or continue the perfection of Assignee's interest in the Collateral;

            (h) This Assignment creates, and in the case of after acquired Collateral, this Assignment will create at the time Assignor first has rights in such after acquired Collateral, in favor of Assignee a valid and perfected first priority security interest in the Collateral in the United States securing the payment and performance of the Obligations (as defined in the Loan Agreement) upon making the filings referred to in clause (i) below;

            (i) To its knowledge, except for, and upon, the filing with the United States Patent and Trademark office with respect to the Patents necessary to perfect the security interests and assignment created hereunder and except as has been already made or obtained, no authorization, approval or other action by, and no notice to or filing with, any United States governmental authority or regulatory body is required either (i) for the grant by Assignor of the security interest granted hereby or for the execution, delivery or performance of this Assignment by Assignor in the United States or (ii) for the perfection in the United States or the exercise by Assignee of its rights and remedies thereunder;

            (j) All information heretofore, herein or hereafter supplied to Assignee by or on behalf of Assignor with respect to the Collateral is accurate and complete in all material respects.

            (k) Assignor shall not enter into any agreement that would materially impair or conflict with Assignor's obligations hereunder without Assignee's prior written consent. Assignor shall not permit the inclusion in any material contract to which its becomes a party of any provisions that could or might in any way prevent the creation of a security interest in Assignor's rights and interest in any property included within the definition of the Collateral acquired under such contracts.

            (l) Upon any executive officer or Assignor obtaining actual knowledge thereof, Assignor will promptly notify Assignee in writing of any event that materially adversely affects the value of any material Collateral, the ability of Assignor to dispose of any material Collateral of the rights and remedies of Assignee in relation thereto, including the levy of any legal process against any of the Collateral.

      4. Assignee's Rights. Assignee shall have the right, but not the obligation, to take, at Assignor's sole expense, any actions that Assignor is required under this Assignment to take but which Assignor fails to take, after ten days' notice to Assignor. Assignor shall reimburse and indemnify Assignee for all reasonable costs and reasonable expenses incurred in the reasonable exercise of its rights under this section 4.

      5. Inspection Rights. Assignor hereby grants to Assignee and its employees, representatives and agents the right to visit, during reasonable hours upon prior reasonable written notice to Assignor, and any of Assignor's plants and facilities that manufacture, install or store products (or that have done so during the prior six-month period) that are sold utilizing any of the Collateral, and to inspect the products and quality control records relating thereto upon reasonable written notice to Assignor and as often as may be reasonably requested.

      6.    Further Assurances; Attorney in Fact.

            (a) On a continuing basis, Assignor will, subject to any prior licenses, encumbrances and restrictions and prospective licenses, permitted hereunder, make, execute, acknowledge and deliver, and file and record in the proper filing and recording places in the United States, all such instruments, including, appropriate financing and continuation statements and collateral agreements and filings with the United States Patent and Trademarks Office, and take all such action as may reasonably be deemed necessary or advisable, or as requested by Assignee, to perfect Assignee's security interest in all Patents and otherwise to carry out the intent and purposes of this Collateral Assignment, or for assuring and confirming to Assignee the grant or perfection of a security interest in all Collateral.

            (b) Assignor hereby irrevocably appoints Assignee as Assignor's attorney-in-fact, with full authority in the place and stead of Assignor and in the name of Assignor, Assignee or otherwise, from time to time in Assignee's discretion, upon Assignor's failure or inability to do so, to take any action and to execute any instrument which Assignee may deem necessary or advisable to accomplish the purposes of this Collateral Assignment, including, without limitation:

                        (i) To modify, in its sole discretion, this Collateral
            Assignment without first obtaining Assignor's approval of or signature to such modification by amending Exhibit A, thereof, as appropriate, to include reference to any right, title or interest in any Patents acquired by Assignor after the execution hereof or to delete any reference to any right, title or interest in any Patents in which Assignor no longer has or claims any right, title or interest; and

                       (ii) To file, in its sole discretion, one or more
            financing or continuation statements and amendments thereto, relative to any of the Collateral without the signature of Assignor where permitted by law.

      7. Events of Default. The occurrence of any of the following shall constitute an Event of Default under the Assignment:

            (a)   An Event of Default occurs under the Loan Agreement; or

            (b) Assignor breaches any warranty or agreement made by Assignor in this Assignment.

      8. Remedies. Upon the occurrence and continuance of an Event of Default, Assignee shall have the right to exercise all the remedies of a secured party under the California Uniform Commercial Code, including without limitation the right to require Assignor to assemble the Collateral and any tangible property in which Assignee has a security interest and to make it available to Assignee at a place designated by Assignee. Assignee shall have a nonexclusive, royalty free license to use the Patents to the extent reasonably necessary to permit Assignee to exercise its rights and remedies upon the occurrence of an Event of Default. Assignor will pay any expenses (including reasonable attorney's fees) incurred by Assignee in connection with the exercise of any of Assignee's rights hereunder, including without limitation any expense incurred in disposing of the

Collateral. All of Assignee's rights and remedies with respect to the Collateral shall be cumulative.

      9. Indemnity. Assignor agrees to defend, indemnify and hold harmless Assignee and its officers, employees, and agents against: (a) all obligations, demands, claims, and liabilities claimed or asserted by any other party in connection with the transactions contemplated by this Agreement, and (b) all losses or expenses in any way suffered, incurred, or paid by Assignee as a result of or in any way arising out of, following or consequential to transactions between Assignee and Assignor, whether under this Assignment or otherwise (including without limitation, reasonable attorneys fees and reasonable expenses), except for losses arising form or out of Assignee's gross negligence or willful misconduct.

      10. Reassignment. At such time as Assignor shall completely satisfy all of the obligations secured hereunder, Assignee shall execute and deliver to Assignor all assignments, and other instruments as may necessary or proper to revest in Assignor full title to the property assigned hereunder, subject to any disposition thereof which may have been made by Assignee pursuant hereto.

      11. Course of Dealing. No course of dealing, nor any failure to exercise, nor any delay in exercising any right, power or privilege hereunder shall operate as a waiver thereof.

      12. Attorneys' Fees. If any action relating to this Assignment is brought by either party hereto against the other party, the prevailing party shall be entitled to recover reasonable attorneys fees, costs and disbursements.

      13. Amendments. This Assignment may be amended only by a written instrument signed by both parties hereto.

      14. Counterparts. This Assignment may be executed in two or more counterparts, each of which shall be deemed an original but all of which together shall constitute the same instrument.

      15. California Law and Jurisdiction. This Assignment shall be governed by the laws of the State of California, without regard for choice of law provisions. Assignor and Assignee consent to the nonexclusive jurisdiction of any state or federal court located in Los Angeles County, California.

            IN WITNESS WHEREOF, the parties hereto have executed this Assignment on the day and year first above written.


                                    ASSIGNOR:

                                          ORA ELECTRONICS, INC.


                                          By: /s/ Gershon N. Cooper

                                          Name: Gershon N. Cooper

Address of Assignor:

      9410 Owensmouth Avenue
      Chatsworth, California  91313

                        Exhibit "A" to that certain
       Collateral Assignment, Patent Mortgage and Security Agreement
                            dated April 4, 1997



                             REGISTERED PATENTS
                                 (Domestic)



U.S. Patent No. 5,386,455 for System and Method for automatic activation of cellular telephones
U.S. Patent No. 5,298,907 Balanced polarization diversified cellular antenna U.S. Patent No. 5,181,043 for Passive repeater for cellular telephones
U.S. Patent No. 5,122,063 for Adjustable electrical connector
U.S. Patent No. 4,873,712 for Telephone controlled interrupter circuit
U.S. Patent No. 4,872,630 for Universally adjustable mounting device
U.S. Patent No. 4,857,939 for Mobile communications antenna
U.S. Patent No. 4,847,629 for Retractable cellular antenna
U.S. Patent No. 4,836,485 for Universally adjustable mounting device
U.S. Patent No. 4,794,319 for Glass mounted antenna
U.S. Patent No. 4,721,862 for Auxiliary fuse block
U.S. Patent No. 4,692,770 for Vehicle window mount for portable antenna
U.S. Design Patent No. D351586 for Battery charger for cellular telephone batteries
U.S. Design Patent No. D350726 for Battery charger for cellular telephone batteries
U.S. Design Patent No. D344709 for Alternate power supply adapter for a battery operated radio
U.S. Design Patent No. D332609 for Cellular antenna
U.S. Design Patent No. D329240 for Communications antenna
U.S. Design Patent No. D325385 for Cellular antenna
U.S. Design Patent No. D325384 for Cellular antenna
U.S. Design Patent No.D324865 for Adjustable support for a cellular telephone or the like.
U.S. Design Patent No. D320396 for Cellular antenna
U.S. Design Patent No. D320395 for Cellular antenna
U.S. Design Patent No. D320394 for Cellular antenna

U.S. Design Patent No. D320393 for Cellular antenna
U.S. Design Patent No. D310224 for Hinged communications antenna
U.S. Design Patent No. D310084 for Coupling block for a glass mounted antenna U.S. Design Patent No. D309141 for Communications antenna
U.S. Design Patent No. D298431 for Indoor antenna
U.S. Design Patent No. D298430 for interior glass mounted antenna
U.S. Design Patent No. D298037 for Through glass antenna
U.S. Design Patent No. D297841 for Glass mounted antenna
U.S. Design Patent No.D297530 for Electrical connector plus
                              to that certain
       Collateral Assignment, Patent Mortgage and Security Agreement
                            dated April 4, 1997



                             REGISTERED PATENTS
                                 (Foreign)



Great Britain Design Registration No. 200566 for Shark fin communications antenna
Canadian Patent No. 1,319,975 for Retractable cellular antenna
Canadian Patent No. 1,322,786 for Mobile communications antenna
Canadian Patent No. 1,308,189 for Glass mounted antenna
Taiwanese Patent No. 74107 for Passive cellular telephone antenna system



EPO               89306239.8
EPO               89305569.9
EPO               95304617.4
Germany           0458592
France            0458592
Great Britain     0458592












                                      -10-
                              to that certain
       Collateral Assignment, Patent Mortgage and Security Agreement
                            dated April 4, 1997


                            PATENT APPLICATIONS
                                 (Domestic)



DESCRIPTION                              SERIAL NO.      FILING     INVENTOR
                                                         DATE

Apparatus and method for incoming
call detection and alarm circuitry       08/400,340      3/3/95     Serrano
for cellular telephones
(inaudible alarm system)

System and method for remote
programming of cellular network access   08/405,217     3/17/95     Cooper
devices

System and method for preventing
unauthorized programming of wireless     08/408,737     3/22/95     Cooper
network access devices

Apparatus and method of interfacing
wireless network access devices with     08/411,528     3/28/95     Serrano
peripherals

System and method for interfacing
diversely controlled devices to a bus    08/361,985    12/22/94     Cooper
connector having
a common signal format

Apparatus and method for incoming call
detection and alarm circuitry for        08/437,173     5/8/95      Serrano
cellular telephones
(audible alarm system)

Passive filtered docking station and
method for filtering digital cellular    08/389,236    2/15/95      Serrano
telephones while in a docking station

                                                                  EXHIBIT 10.4
                                                                  ------------

                WAIVER AND SECOND AMENDMENT TO LOAN AGREEMENT


BORROWER:         ORA ELECTRONICS, INC.
ADDRESS:          9410 OWENSMOUTH AVENUE
                  CHATSWORTH, CALIFORNIA  91311

DATE:             JUNE 26, 1997

      THIS WAIVER AND SECOND AMENDMENT TO LOAN AGREEMENT is entered into between FINOVA Capital Corporation ("FINOVA") and the borrower named above (the "Borrower").

      The Parties agree to amend the Loan and Security Agreement between them, dated APRIL 4, 1997, as amended by that certain Amendment to Loan Agreement dated April 4, 1997 (the "Loan Agreement"), as follows. (Capitalized terms used but not defined in this Amendment, shall have the meanings set forth in the Loan Agreement.)

      1. WAIVER. FINOVA hereby waives the default consisting of the Borrower's failure to comply with the Net Worth covenant set forth in the Schedule to the Loan Agreement at April 30, 1997, and Borrower's failure to comply with the Debt Service Coverage Ratio covenant set forth in the Schedule during the period from April 1, 1997 through April 30, 1997.

      2. AMENDMENT TO CERTAIN FINANCIAL COVENANTS. The Net Worth covenant and Debt Service Coverage Ratio covenant set forth in the Schedule are amended as follows, effective on the date hereof: The Paragraphs in the Schedule which presently read:

          "Net Worth.  Borrower shall maintain Net Worth of not less than the following amounts during the following periods:

                   Months                                      Net Worth
                   ------                                      ---------
                   Date hereof through April 30, 1997          $4,500,000
                   May 1, 1997 through July 31, 1997           $4,750,000
                   August 1, 1997 and thereafter               $5,000,000

          "Debt Service
          Coverage Rate:  Borrower shall maintain a Debt Service Coverage Ratio of 1:1 during the following periods:

                       "(i) for the period from April 1, 1997 through April 30,
            1997, and from April 1, 1997 through the end of each month thereafter, to and including March 30, 1998; and

                      "(ii) for the twelve-month period ending April 30, 1998
            and for each consecutive cumulative rolling twelve-month period ending on the last day of each subsequent month throughout the term of this Agreement."

are amended to read as follows:

                  FINOVA                         AMENDMENT TO LOAN AGREEMENT
------------------------------------------------------------------------------



          "Net Worth.  Borrower shall maintain Net Worth of not less than the following amounts as of the end of each month during the following periods:

                   Months                                      Net Worth
                   ------                                      ---------
                   May 1, 1997 to June 30, 1997                 $3,400,000
                   July 1, 1997 to August 31, 1997               3,350,000
                   September 1, 1997 to September 30, 1997       4,200,000
                   October 1, 1997 and thereafter                5,000,000

          "Debt Service
          Coverage Rate:  Borrower shall maintain a Debt Service Coverage Ratio of 1.50:1 during the following periods:

                   "(i)   for the period from August 1, 1997 through August 31,
            1997; and

                   "(ii) for the period from April 1, 1997 through September
            30, 1997, and from April 1, 1997 through the end of each month thereafter (October 31, 1997, November 30, 1997, etc.), to and including February 28, 1998; and

                  "(iii) for the twelve-month period ending March 31, 1998
            and for each consecutive cumulative rolling twelve-month period ending on the last day of each subsequent month throughout the term of this Agreement."

      3. REPRESENTATIONS TRUE. Borrower represents and warrants to FINOVA that all representations and warranties set forth in the Loan Agreement, as amended hereby, are true and correct.

      4. GENERAL PROVISIONS. The waiver herein shall only apply to the specific matters herein specifically set forth, and said waiver shall not constitute a waiver of any other present or future default or Event of Default, whether or not similar to the default or Event of Default waived herein. This Amendment, the Loan Agreement, any prior written amendments to the Loan Agreement signed by FINOVA and the Borrower, and the other written documents and agreements between FINOVA and the Borrower, including, without limitation, that certain Letter Agreement between FINOVA and the Borrower of even date herewith, set forth in full all of the representations and agreements of the parties with respect to the subject matter hereof and supersede all prior discussions, representations, agreements and understandings between the parties with respect to the subject hereof. Except as herein expressly amended, all of the terms and provisions of the Loan Agreement, and all other documents and agreements between

                  FINOVA                         AMENDMENT TO LOAN AGREEMENT
------------------------------------------------------------------------------



FINOVA and the Borrower shall continue in full force and effect and the same are hereby ratified and confirmed.

Borrower:


ORA Electronics, Inc.


By    /s/ Gershon N. Cooper
  --------------------------------
          Gershon N. Cooper
      President or Vice President

By   /s/ Matthew F. Jodziewicz
  --------------------------------
         Matthew F. Jodziewicz
      Secretary or Ass't Secretary

FINOVA:


FINOVA Capital Corporation



By    /s/ Marilyn S. Milam
  --------------------------------
          Marilyn S. Milam
Title:     Vice President

                                                                    EXHIBIT 11
                                                                    ----------


               STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE




                                                   Year ended March 31,

                                           1997           1996          1995
                                           ----           ----          ----

Primary average shares outstanding      6,589,068         1,000         1,000

Net income (loss)                      $(2,680,942)    $(1,417,855)    $183,056

Primary earnings (loss) per share         $(0.41)       $(1,417.86)     $183.06

                                                                    EXHIBIT 16
                                                                    ----------



                  [TANNER, MAINSTAIN, & HOFFER LETTERHEAD]


June 30, 1997

ORA ELECTRONICS, INC.
9410 Owensmouth Avenue
Chatsworth, California  91311

Ladies and Gentlemen:

We have reviewed the language proposed to be included in Item 9 ("Changes In and Disagreements With Accountants on Accounting and Financial Disclosure") of the Annual Report of Form 10-K to be filed on behalf of ORA Electronics, Inc. (the "Company") for the fiscal year ended March 31, 1997. We hereby agree with the facts contained in such Item 9 as they relate to us and consent to the inclusion of such language in the Form 10-K.

Very truly yours,



/s/ Michael Glynn
TANNER, MAINSTAIN & HOFFER
an Accountancy Corporation

                                                               Exhibit 23.1




                         [RICHARD & HEDRICK LETTERHEAD]




                          INDEPENDENT AUDITORS' CONSENT
                          -----------------------------



We consent to the use of our audit report, May 30, 1997, in the annual report on Form 10-K of ORA Electronics, Inc.




/s/  Richard & Hedrick
--------------------------------
    RICHARD & HEDRICK
    Los Angeles, California


    June 24, 1997

                                                               Exhibit 23.2




                     [TANNER, MAINSTAIN & HOFFER LETTERHEAD]




                          INDEPENDENT AUDITORS' CONSENT
                          -----------------------------


We consent to the use in the Annual Report on Form 10-K of ORA Electronics, Inc. of our report dated November 6, 1996.




/s/  Michael L. Glynn
--------------------------

TANNER, MAINSTAIN & HOFFER
An Accountancy Corporation

Los Angeles, California
June 30, 1997