Form 10-K/A
period 1997-06-30
ORA ELECTRONICS INC
filed 1997-07-29
CIK 1029182

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.  20549

                ------------------------------------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 1997 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ___________________


                         COMMISSION FILE NUMBER: 0-21903
                              ORA ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                       95-4607830
       -------------------------------                   -------------------
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)

            9410 OWENSMOUTH AVE.
          CHATSWORTH, CALIFORNIA                               91311
  ---------------------------------------                   -----------
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

                              Yes [ X ]  No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                              Yes [   ] No [ X ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              Yes [ X ]  No [   ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant at July 21, 1997 was approximately $5,204,221.70.

      The registrant had 6,601,299 shares of common stock, par value $.001 per share outstanding at July 21, 1997.

      The registrant had each of 467,108 Class A Warrants; 628,186 Class B Warrants; 549,289 Class C Warrants; and 713,024 Class D Warrants, outstanding at July 21, 1997.

      Documents Incorporated by Reference (To the Extent Indicated Herein):
None. This Form 10-K/A-1 amends Items 10, 11, 12 and 13 of the registrant's Annual Report on Form 10-K as filed on June 30, 1997.

      ORA Electronics, Inc., a Delaware corporation ("ORA" or the "Company"), originally filed its Annual Report on Form 10-K for the fiscal year ended
March 31, 1997 ("Fiscal 1997"), intending to incorporate by reference the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K from the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders. Because such Proxy Statement will not be filed within the period permitted for incorporation by reference into the Form 10-K, this Form 10-K/A-1 provides the information required by Items 10, 11, 12 and 13 of Form 10-K and supersedes such Items as included in the Form 10-K as originally filed.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                    DIRECTORS

     The Company's Bylaws authorize a Board of Directors (the "Board" or "Board of Directors") consisting of five people to be elected by the Company's stockholders each year. Currently the Board consists of four members, with one vacancy. The following table sets forth certain information concerning Board members as of July 21, 1997:

Name                           Principal Occupation                         Age
----                           --------------------                         ---

GERSHON N. COOPER      Mr. Cooper founded the Company's business in 1974   48
                       and has been Chairman of the Board and President of the Company since its incorporation in 1979.
                       He became Chief Executive Officer of ORA in
                       December 1996.

JOHN M. BURRIS         Mr. Burris, a certified public accountant,          50
                       joined ORA in 1987 as its General Manager in charge of accounting and finances. From 1990 through November 1996 he continued to work in such capacity, but as an independent contractor. In
                       December 1996, Mr. Burris became ORA's Vice
                       President and Chief Financial Officer and an employee and director of the Company.

MATTHEW F. JODZIEWICZ  Mr. Jodziewicz, a registered patent attorney        48
                       joined ORA in March 1995 as in-house counsel. He became Vice President of Technology and Legal
                       Affairs, Secretary and a director in December
                       1996. Prior to joining ORA, Mr. Jodziewicz was in the private practice of law and provided legal services, primarily in the intellectual property area, to the Company and other clients.

RUTH COOPER            Ms. Cooper joined ORA upon its formation in 1974    46
                       and has served in many capacities. Ms. Cooper has served on the Board since the Company's incorporation in 1979, and from the time of such incorporation in 1979 to December 1996, she was an Executive Vice President. She is the wife of Mr. Cooper.


COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

      The Board of Directors has not created any committees as of the date hereof, although it may do so in the future. The Board of Directors did not hold any regularly scheduled or special meetings during Fiscal 1997. The Board of Directors and the board of directors of Alliance Research Corporation, predecessor to the Company, acted by unanimous written consent on nineteen occasions during Fiscal 1997.


                                        MANAGEMENT

      The following table sets forth certain information concerning the executive officers of the Company:


      Name              Age         Position
      ----              ---         --------

Gershon N. Cooper       48    Chairman of the Board, Chief Executive Officer
                              and President

John M. Burris          50    Vice President, Chief Financial Officer and
                              Director

Matthew F. Jodziewicz   48    Vice President of Technology and Legal Affairs,
                              Secretary and Director

      Background information on Messrs. Cooper, Burris and Jodziewicz is set forth under "Directors" above.

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers, directors and persons who own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock of the Company. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all of its officers and directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them with respect to transactions during Fiscal 1997, with one exception. The Form 3 (Initial Statement of Beneficial Ownership of Securities) for John Moore III, Controller (Principal Accounting Officer) of the Company was not filed in a timely manner. Such Form 3 was not filed on or prior to the Company's common stock and warrants being registered under Section 12(g) of the Exchange Act. As of the date of this Proxy Statement, the applicable Form 3 has been filed by Mr. Moore.


ITEM 11 - EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

      The following table sets forth the compensation for each of the last three years of the Chief Executive Officer and each of the most highly compensated executive officers (the "Named Executive Officers") who earned over $100,000 during Fiscal 1997.

                                Summary Compensation Table
                                --------------------------

                                     Annual Compensation                  Long Term Compensation
                                     -------------------                  ----------------------
                                                           Other                Securities             All
                                                           Annual               Underlying            Other
   Name and                                                Compen-                Options/            Compen
   Principal          Fiscal     Salary         Bonus      sation                   SARs              sation
   Positions           Year        ($)           ($)       ($)                      (#)                ($)
---------------------------------------------------------------------------------------------------------------

Gershon Cooper         1997      $95,817<F1>    -0-         $20,629<F2>             -0-                -0-
President and Chief    1996       15,000<F1>    250,000       4,200<F3>             -0-                -0-
Executive Officer      1995       15,000<F1>    282,000       4,200<F3>             -0-                -0-

John M. Burris         1997      109,040        -0-           1,400<F3>            30,000              -0-
President and          1996       88,800        -0-            -0-                  -0-                -0-
Chief Financial        1995       24,000        -0-            -0-                  -0-                -0-
Officer

Matthew F.             1997      120,000        -0-            -0-                 15,000<F4>          250<F5>
Jodziewicz             1996      120,000        -0-            -0-                  -0-                250<F5>
Vice President of      1995        8,308        -0-            -0-                  -0-                -0-
Technology and
Legal Affairs and
Secretary



<F1>  During the fiscal years ended March 31, 1995 and March 31, 1996, Mr.
      Cooper was paid an annual salary of $15,000 plus an annual bonus for each such fiscal year. In December, 1996, Mr. Cooper entered into an Employment Agreement with the Company altering the terms of Mr. Cooper's compensation.

<F2>  Of this amount, $15,023 represents a below market interest differential on loans by the Company to Mr. Cooper and $5,606 represents an automobile allowance.

<F3>  Such amount was paid by the Company to the indicated Named Executive
      Officer as an automobile allowance.

<F4>  These stock options were granted to Messrs. Burris and Jodziewicz pursuant to the terms of the Company's 1996 Stock Plan, as discussed below.

<F5>  Such amounts were paid by the Company to Mr. Jodziewicz pursuant to the terms of the Company's Profit Sharing 401(k) Savings Plan, as discussed below.

OPTION GRANTS FOR FISCAL 1997

      The following table sets forth grants of stock options during Fiscal 1997 to the Named Executive Officers. No stock appreciation rights were granted to, and no stock options were exercised by, any Named Executive Officers during Fiscal 1997.

                                     Individual Grants
                                     -----------------

                                          % of Total                                          Potential Realizable
                                          Options/                                              Value at Assumed
                            Number of     SARs                                                  Annual Rates of
                            Securities    Granted to                                               Stock Price
                            Underlying    Employees       Exercise or                           Appreciation for
                           Options/SARs   in Fiscal       Base Price    Expiration               Option Term<F2>
      Name                    Granted     1997<F1>        ($/Share)        Date                5%($)        10%($)
      ----                    -------     --------        -----------   ----------             --------------------

Gershon N. Cooper.....          --            --               --           --                 --          --

John M. Burris .......       30,000         22.6%             5.00       12/20/01            41,442      91,577

Matthew F.
Jodziewicz............       15,000         11.3%             5.00       12/20/01            20,721      45,788



<F1>  During Fiscal 1997, the Company granted 20 employees options to purchase an aggregate of 133,000 shares of its Common Stock. All grants were made at exercise prices equal to the market price of the underlying Common Stock on the grant date.

<F2>  Potential realizable value is based on the assumption that the Common
      Stock price appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised (if the executive were to sell the shares on the date of exercise); there is no assurance that the value realized will be at or near the potential realizable value as calculated in this table.

EXECUTIVE EMPLOYMENT AND SEPARATION AGREEMENTS

      Mr. Cooper entered into an employment agreement with the Company in December 1996 pursuant to which Mr. Cooper will continue to serve as the Company's Chief Executive Officer and President. The agreement has a term of three years and contains a non-competition provision effective through the term of employment and for an additional three years from the end of such term. Pursuant to the agreement with Mr. Cooper, the Company will pay to Mr. Cooper a base salary of $330,000 per year (subject to increase but not decrease by the Board of Directors), an auto allowance of $1,000 per month and, at the discretion of the Board of Directors, a bonus. In addition, Mr. Cooper will also be entitled to certain fringe benefits. Commencing on the expiration of the term of the employment agreement, or earlier should the employment agreement be terminated prior to the end of the term, the Company and Mr. Cooper will enter into a three-year consulting agreement under which he will render certain consulting services for which the Company will pay an annual consulting fee of $250,000 per year. If Mr. Cooper is terminated other than for cause, death or disability, the Company will continue to pay Mr. Cooper an amount equal to his base salary then in effect for the remaining term of the agreement.


DIRECTORS' COMPENSATION

      Directors who are employees of the Company receive no compensation for serving on the Board of Directors. Directors who are not employees of the Company will receive a retainer fee of $1,000 per meeting attended. All directors are reimbursed for reasonable expenses incurred in connection with attendance at board or committee meetings. Eligible non-employee directors will participate in the Company's 1996 Non-Employee Directors Stock Option Plan (the "Directors Plan") which provides for certain automatic grants of options to non-employee directors. Under the Directors Plan, each eligible non-employee director who has been elected or who is continuing to serve on the Board of Directors will receive an option to purchase an additional 500 shares of Common Stock on each anniversary of joining the Board. As of July 18, 1997, no options are outstanding under the Directors Plan.

STOCK PLANS

      1996 STOCK PLAN. The 1996 Stock Plan was adopted by the Board of Directors and ratified by the Company's then-existing sole shareholder in December 1996. The total number of shares of Common Stock subject to issuance under the 1996 Stock Plan is 2,000,000, subject to adjustments as provided in the 1996 Stock Plan. The 1996 Stock Plan provides for the grant of stock options (including incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options), stock appreciation rights ("SARs") and other stock awards (including restricted stock awards and stock bonuses) to employees of the Company or its affiliates or any consultant or advisor engaged by the Company who renders bona fide services to the Company or the Company's affiliates in connection with its business; provided, that such services are not in connection with the offer or sale of securities in a capital raising transaction. The 1996 Stock Plan will be administered by the Company's Board of Directors or, when and if formed, the Compensation Committee of the

Board of Directors (the "Committee"). Stock options may be granted by the Board of Directors or Committee on such terms, including vesting and payment forms, as it deems appropriate in its discretion; provided, that no option may be exercised later than ten years after its grant, and the purchase price for incentive stock options and non-qualified stock options shall not be less than 100% and 85%, respectively, of the fair market value of the Common Stock at the time of grant. SARs may be granted by the Board of Directors or Committee on such terms, including payment forms, as the Board of Directors or Committee deems appropriate; provided, that an SAR granted in connection with a stock option shall become exercisable and lapse according to the same vesting schedule and lapse rules established for the stock option (which shall not exceed ten years from the date of grant). A SAR shall not be exercisable during the first six months of its term and only when the fair market value of the underlying Common Stock exceeds the SAR's exercise price and is exercisable subject to any other conditions on exercise imposed by the Board of Directors or the Committee. In the event of a change in control of the issuer, the Board of Directors or the Committee retains the discretion to accelerate the vesting of stock options and SARs and to remove restrictions on transfer of restricted stock awards. Unless terminated by the Board of Directors, the 1996 Stock Plan continues until December 2006.

      1996 NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN. The Company's 1996 Non-Employee Directors Stock Option Plan (previously defined as the "Directors Plan") was adopted by the Board of Directors and ratified by the Company's then-existing sole shareholder in December 1996. A total of 100,000 shares are available for grant under the Directors Plan. The Directors Plan provides for the automatic grant to each of the Company's non-employee directors of (i) an option to purchase 5,000 shares of Common Stock on the date of such director's initial election or appointment to the Board of Directors (the "Initial Grant") and (ii) an option to purchase 500 shares of Common Stock on each anniversary thereof on which the director remains on the Board of Directors (the "Annual Grant"). The options will have an exercise price of 100% of the fair market value of the Common Stock on the date of grant and have a ten-year term. Initial Grants become exercisable in two equal annual installments commencing on the first anniversary of the date of grant thereof and Annual Grants become fully exercisable beginning on the first anniversary of the date of grant.
Both Initial and Annual Grants are subject to acceleration in the event of certain corporate transactions. Any options which are vested at the time the optionee ceases to be a director shall be exercisable for one year thereafter; provided, that options which are vested on the date the optionee ceased to be a director due to death or disability generally remain exercisable for five years thereafter. Options which are not vested automatically terminate in the event the optionee ceases to be a director of the Company. If the Company is a party to a transaction involving a sale of substantially all of its assets, a merger or consolidation, all then outstanding options under the Directors
Plan may be canceled. However, during the 30 day period preceding the effective date of such transaction, all partly or wholly unexercised options will be exercisable, including those not yet exercisable pursuant to the vesting schedule.

PROFIT SHARING PLAN

      The Company has a defined contribution Profit Sharing 401(k) Savings Plan (the "401(k) Plan") which covers substantially all of its employees. The 401(k) Plan became effective on January 1, 1992. Under the terms of the 401(k) Plan, employees can elect to defer up to 15% of their wages or $9,500, whichever is less, subject to certain limitations set forth by the Internal Revenue Service ("IRS"), by making voluntary contributions to the 401(k) Plan. Additionally, the Company can, at its discretion, match 100% of the voluntary employee contributions not to exceed $250. The Company has received a determination letter from the IRS indicating that the 401(k) Plan is qualified within the terms of the applicable provisions of the Employee Retirement Income Security Act, as amended.

BOARD OF DIRECTORS' REPORT ON EXECUTIVE COMPENSATION

      During Fiscal 1997, compensation decisions were made by the full Board of Directors or by Mr. Cooper as Chief Executive Officer.

      During Fiscal 1997, Mr. Cooper as Chief Executive Officer established base salaries for the executive officers.

      BASE SALARY. During Fiscal 1997, the annual base salaries of the Company's named Executive Officers, including the Chief Executive Officer, were at the levels set forth in the Executive Compensation Summary Compensation Table. The annual base salary levels were established by the Board based upon a subjective judgment with respect to appropriate levels of pay in relation to the executive officers' respective levels of responsibility and, when applicable, as required by contract.

      ANNUAL BONUS.  No bonuses were payable with respect to Fiscal 1997.

      EQUITY COMPENSATION. The Company provides equity-based compensation to its employees under its 1996 Stock Plan. In Fiscal 1997, the Company granted 20 employees options to purchase 133,000 shares (for option grants to the Named Executive Officers, see "Option Grants for Fiscal Year 1997" table).


      CHIEF EXECUTIVE OFFICER'S COMPENSATION. The Chief Executive Officer's compensation for Fiscal 1997 consisted of a salary of $95,817, as determined by the board of directors, in addition to $5,606 which was paid to him as an automobile allowance. Prior to December, 1996, the Chief Executive Officer was paid a salary of $15,000 per year with a bonus paid in March of each year. In December, 1996, the Chief Executive Officer entered into an Employment Agreement with the Company, and his salary was adjusted in accordance therewith.

      POLICY WITH RESPECT TO INTERNAL REVENUE CODE SECTION 162(M). In 1993, the Code was amended to add Section 162(m). Section 162(m), and the regulations thereunder, place a limit of $1,000,000 on the amount of compensation that may be deducted by the Company in any year with respect to certain of the Company's most highly compensated officers. Section 162(m) does not, however, disallow a deduction for qualified "performance-based compensation," the material terms of which are disclosed to and approved by stockholders. At the present time, the Company's executive officer compensation levels do not exceed $1,000,000. The Board of Directors plans to take such actions in the future to minimize the loss of tax deductions related to compensation as they deem necessary and appropriate in light of specific compensation objectives.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information as of July 21, 1997, with respect to Common Stock of the Company owned by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer, and (iv) all directors and executive officers of the Company as a group. Except as noted below, and subject to applicable community property and similar laws, each stockholder has sole voting and investment powers with respect to the shares shown.


                                       Number of Shares       Percent of Shares
             Name                      of Common Stock         of Common Stock
             ----                      ----------------       -----------------

The Cooper Family Trust<F1><F2>            5,000,000               75.7%

Gershon N. Cooper<F1><F3>                  5,000,000               75.7%

John M. Burris<F1>                             0                     0

Matthew F. Jodziewicz<F1>                      0                     0

Ruth Cooper<F1><F3>                        5,000,000               75.7%

Jack D.W. Song<F4>                         1,173,626               17.8%

All directors and executive                5,000,000               75.7%
officers as a group (4 persons)

--------------------

<F1>  The mailing address of such person is c/o ORA Electronics, Inc., 9410
      Owensmouth Ave., Chatsworth, California 91311.

<F2>  The shares held by the Cooper Family Trust are deemed beneficially owned by Gershon N. Cooper and Ruth Cooper, who have shared voting and investment power.

<F3>  All shares held by this person are held of record by the Cooper Family
      Trust.

<F4>  The mailing address of such person is 6F #219 Chingshan South Section 2,
      Taipei, Taiwan, ROC.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              CERTAIN TRANSACTIONS

      During Fiscal 1996, the Company paid personal expenses of Mr. Cooper and Ms. Cooper totaling $243,982. Such amount is evidenced by a promissory note which bears interest at 5.05% per annum. Such loan was originally repayable on March 31, 1997. In December 1996, the Company extended such loan until March 31, 1999. All principal and accrued interest is due and payable by the Coopers on such date.

      From April 1, 1996 to December 4, 1996, the Company paid personal expenses of the Coopers totaling $280,855. Such amount is evidenced by a promissory note which bears interest at 5.05% per annum. All principal and accrued interest under such note is due and payable by the Coopers to the Company on December 1, 1999.

      In December 1996, certain shares of Common Stock were issued after consummation of the merger of North American Energy of Delaware, Inc., with and into the Company (which merger was consummated on December 20, 1996) in complete satisfaction of approximately $4,368,130 of indebtedness, consisting of $2,524,200 in principal and $1,843,930 in accrued interest (the "Indebtedness"), and $1,500,000 in trade payables (the "Trade Payables") due Jack D.W. Song, who as of March 31, 1997 beneficially owned over 10% of the outstanding Common Stock. The Indebtedness, which was evidenced by three promissory notes, was incurred by the Company in February 1987, April 1990 and May 1991 to provide working capital, bore interest at a rate of 7% per annum, was payable upon maturity and would have matured in June 2000 ($650,000 of original principal) and February 2001 ($1,874,200 of original principal).

      The Trade Payables were originally incurred by the Company to Data-Spec Taiwan, of which Mr. Song is the controlling shareholder. Subsequently, such Trade Payables were assigned by Data-Spec Taiwan to Mr. Song. During Fiscal 1997, the Company purchased approximately $10,200,000 of products from Data-Spec Taiwan. As of June 30, 1997, the Company had total trade payables of approximately $2,400,000 with Data-Spec Taiwan.

                                        SIGNATURES
                                        ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th of July, 1997.

ORA ELECTRONICS, INC.



By:   /s/ Gershon N. Cooper
      ----------------------------
      Gershon N. Cooper, President



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of July, 1997.


          Signature                           Title
          ---------                           -----

 /s/ Gershon N. Cooper            Chairman of the Board, Chief
----------------------------      Executive Officer and President
Gershon N. Cooper                 (Principal Executive Officer)

 /s/ John M. Burris                Vice President, Chief Financial Officer
----------------------------       and Director (Principal Financial Officer)
John M. Burris

 /s/ Matthew F. Jodziewicz         Vice President of Technology and
----------------------------       Legal Affairs, Secretary and Director
Matthew F. Jodziewicz

 /s/ John Moore III                Controller (Principal Accounting Officer)
----------------------------
John Moore III


 /s/ Ruth Cooper                   Director
----------------------------
Ruth Cooper