Form 10-Q
period 1997-06-30
ORA ELECTRONICS INC
filed 1997-08-14
CIK 1029182

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  25049



                                FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to
      ___________

                     Commission File Number 0-21903

                          ORA ELECTRONICS, INC.
                          ---------------------
         (Exact Name of Registrant as Specified in its Charter)


              Delaware                            95-4607830
              --------                            ----------
(State or Other Jurisdiction of    (IRS Employer Identification Number)
Incorporation or Organization)

9410 Owensmouth Avenue                               91311
----------------------                               -----
(Address of Principal Executive Offices)          (Zip Code)

                              (818) 772-2700
                         ------------------------
          (Registrant's Telephone Number, Including Area Code)

                               (No Change)
                         ------------------------
          (Former Name, Former Address and Former Fiscal Year,
                      if Changed Since Last Report)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes ..X..      No .....

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:




                             Page 1 of 22 pages

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

            Yes .....      No .....


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                Outstanding at August 13, 1997
-------------------                         ------------------------------
Common Stock, $.001                                6,602,523 shares
   par value



                          Exhibit Index on Page 20

                         ORA ELECTRONICS, INC.
                               Form 10-Q
                             June 30, 1997


                             TABLE OF CONTENTS

                                                                       Page
                                                                       ----

PART I -    Financial Information                                         4

      Item 1.     Financial Statements                                    4

                  Balance Sheets as of June 30, 1997 and
                  March 31, 1997                                          4

                  Statements of Income and Retained
                  Earnings for the three month periods
                  ended June 30, 1997 and 1996                            6

                  Statements of Cash Flows for the
                  Three Month Periods ended June 30,
                  1997 and 1996                                           7

                  Notes to Financial Statements                           8

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                             11


PART II -   Other Information.                                           16

      Item 1.     Legal Proceedings.                                     16

      Item 6.     Exhibits and Reports on Form 8-K.                      16

Signatures                                                               19

Exhibit Index                                                            20

Exhibits                                                              21-22

                      Part I - FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

                           ORA ELECTRONICS, INC.
                              Balance Sheets

                                                  June 30,        March 31,
                                                    1997            1997
                                                 (Unaudited)      (Audited)
                                                 -----------      ---------
                                  ASSETS
Current assets:
   Cash and cash equivalents                    $    116,376    $    321,647
   Trade accounts receivable, less allowance
   for sales returns and doubtful accounts of
   $2,087,810 ($1,716,671 at March 31, 1997)       1,674,335       3,499,517
   Inventories                                     5,340,135       5,449,028
  Federal tax refund                                    --           219,927
  Prepaid expenses                                    39,814          65,892
                                                ------------    ------------
   Total current assets                            7,170,660       9,556,011

Property and equipment, net                        6,238,498       6,301,378

Other assets:
   Loan receivable, officer                          558,326         551,337
   Deferred expenses                                 309,078         319,578
                                                ------------    ------------
Total assets                                    $ 14,276,562    $ 16,728,304
                                                ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt            $     63,312    $     63,186
   Notes payable                                     435,603       1,257,197
   Trade payables                                  2,603,012       3,738,108
   Accrued interest                                   97,770         110,717
   Other accounts payable and
     accrued expenses                              1,563,553       1,556,906
                                                ------------    ------------
       Total current liabilities                   4,763,250       6,726,114
Long-term debt                                     5,628,694       5,601,516
                                                ------------    ------------
       Total liabilities                          10,391,944      12,327,630
                                                ============    ============

Commitments and contingencies (Note 3)

Stockholders' equity:

Preferred stock, $.001 par value,
  5,000,000 shares authorized,
  none outstanding                                      --              --

Common stock, par value $.001 per share,
  authorized 30,000,000 shares, issued
  and outstanding 6,600,719 shares at
  June 30, 1997 and 6,589,068 shares at
  March 31, 1997                                       6,601           6,589

Additional paid in capital                         5,822,813       5,806,810
Retained (deficit)                                (1,944,796)     (1,412,725)
                                                ------------    ------------
Total stockholders' equity                         3,884,618       4,400,674
                                                ------------    ------------
Total liabilities and stockholders'
  equity                                        $ 14,276,562    $ 16,728,304
                                                ============    ============




              See accompanying notes to financial statements.

                           ORA ELECTRONICS, INC.
           Statements of Income and Retained Earnings (Deficit)
                                (Unaudited)



                                                  Three Months
                                                     Ended
                                                    June 30,
                                           1997                  1996
                                           ----                  ----
Net Sales                              $ 3,326,810           $ 3,022,662
Costs of goods sold                      1,723,838             3,719,458
                                       -----------           -----------
   Gross profit (loss)                   1,602,972              (696,796)
                                       -----------           -----------
Operating expenses:
 Selling and shipping                      563,992               781,205
 Administrative and general              1,372,814               926,564
                                       -----------           -----------
   Total operating expenses              1,936,806             1,707,769
                                       -----------           -----------
Operating (loss)                          (333,834)           (2,404,565)
Interest expense                           198,236               237,559
                                       -----------           -----------
Net (loss)                             $  (532,070)          $(2,642,124)

Retained earnings (deficit),
   beginning of period                  (1,412,726)            1,268,217
                                       -----------           -----------

Retained (deficit),
   end of period                       $(1,944,796)          $(1,373,907)
                                       ===========           ===========
Per share information:
   Net (loss)                          $  (532,070)          $(2,642,124)
                                       ===========           ===========
Loss per share:
   Primary                             $     (0.08)          $ (2,642.12)
Number of shares used in the
  per share calculation:
   Primary
                                         6,600,619                 1,000
Pro forma per share information:
  (Note 4) Pro forma loss per share:
   Primary                                   (0.08)                (0.40)
Pro forma number of shares used in
  the per share calculation:
   Primary                               6,600,719             6,600,719


              See accompanying notes to financial statements.

                           ORA ELECTRONICS, INC.
                         Statements of Cash Flows
         For the Three Month Periods Ended June 30, 1997 and 1996
                                (Unaudited)

                                                           Three Months
                                                          Ended June 30,
                                                      1997             1996
                                                      ----             ----
Cash flows from operating activities
   Net loss                                      $  (532,070)      $(2,642,124)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
   Depreciation and amortization                      73,380            89,889
   Provision for losses and sales returns            371,139         1,315,920
   Changes in assets and liabilities:
      Accounts receivable                          1,454,043           721,703
     Inventories                                     108,893          (155,681)
     Prepaid expenses                                246,005           210,569
     Accounts payable, accrued interest and
       other accrued expenses                     (1,141,396)          906,552
                                                 -----------       -----------
Net cash provided by operating activities            579,994           446,828
                                                 -----------       -----------
Cash flows from investing activities:
   Capital expenditures                                 --             (47,751)
   Loan receivable, officer                           (6,990)         (307,624)
                                                 -----------       -----------
Net cash used in investing activities                 (6,990)         (355,375)
                                                 -----------       -----------
Cash flows from financing activities:
   Additional paid in capital                         15,999              --
   Common stock                                           16              --
   Repayment of line of credit                      (821,594)             --
   Repayment of notes payable                           --            (275,000)
   Borrowing (repayment) of long-term debt            27,304           (16,093)
                                                 -----------       -----------
Net cash used in financing activities               (778,275)         (291,093)
                                                 -----------       -----------
Net decrease in cash and cash equivalents           (205,271)         (199,640)
Cash and cash equivalents, beginning of period       321,647           357,995
                                                 -----------       -----------
Cash and cash equivalents, end of period         $   116,376       $   158,355
                                                 ===========       ===========
Supplemental disclosure of cash flow
 information:
   Interest paid                                 $   198,236       $   237,559
                                                 -----------       -----------
   Income taxes paid                             $      --         $      --
                                                 -----------       -----------

              See accompanying notes to financial statements.

                           ORA ELECTRONICS, INC.
                       Notes to Financial Statements
                                (Unaudited)


Note 1 -  Description of Business
---------------------------------

      ORA Electronics, Inc. (the "Company") is a wholesale distributor of electronic parts and accessories with customers throughout the United States. In addition, the Company undertakes research and development in connection with its design and development of its own proprietary products. The Company is organized into divisions comprised of cellular telephone antennas and accessories, computer cables and inter-connect accessories, stereo and video installation accessories and consumer electronic original and replacement parts and accessories.

Note 2  -  Basis of Interim Presentation
----------------------------------------

      Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three months ended June 30, 1997 are not necessarily an indication of results to be expected for the entire fiscal year. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. All information reported in this Form 10-Q should be read in conjunction with the Company's annual financial statements and notes thereto for the fiscal year ended March 31, 1997 included in the Company's Annual Report dated June 30, 1997 on Form 10-K filed with the Securities and Exchange Commission.

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

Note 3 - Legal Proceedings
--------------------------

      The Company filed suit in 1994 seeking a declaratory judgment that certain patents held by Telular Corporation ("Telular") are invalid.
Telular counterclaimed, contending that its patents are valid and infringed.

     On February 1, 1996, the United District Court for the Central District of California (the "District Court") granted Telular's motion for partial summary judgment against the Company, determining that Telular's patents are valid and that CDL infringes, and permanently enjoining the Company from further sales of CDL.

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

      The case against the Company has been returned to the District Court for a trial to determine the amount of damages to be assessed. The damages phase of the trial will most likely result in a money judgment against the Company. Because discovery on damages issues is pending, the Company is unable to provide an estimate of the amount or range of potential damages that will be assessed. However, the Company has assumed a minimum estimate of damages to be approximately $200,000, and accordingly, accrued that amount at March 31, 1997 as a reserve for this contingency. The potential upper limit of damages may be much higher and could have a material adverse affect on the Company's financial position, results of operations and cash flow.

      On August 4, 1997, Telular asked for summary judgment on the issues of whether the case against the Company is an exceptional case and whether the infringement by the Company was willful. If summary judgment is granted on these issues, it is likely that the actual damage award will be trebled and that Telular will be entitled to an award of attorneys' fees.

      The Company is involved in other legal proceedings, many of which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such proceedings will not have a material adverse effect on the Company's results of operations.

Note 4 - Pro forma loss per share
---------------------------------

      The pro forma loss per share data is presented to show the effect on primary loss per share assuming the Company's merger with North American Energy of Delaware, Inc. had occurred at the beginning of the three month period ended June 30, 1996 instead of the actual merger date of December 20, 1996.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

      Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 1997
COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

      Net sales for the first fiscal quarter ended June 30, 1997 were $3,326,810 compared to $3,022,662 in the same quarter of 1996, an increase of 10.1%. Net sales in the first fiscal quarter of 1996 were significantly impacted by the Company's reduction of the carrying value of its trade accounts receivable by approximately $1,850,000. Excluding the effect of that carrying value adjustment, which is considered non-recurring, net sales for the first fiscal quarter of 1996 were approximately $4,872,662. Accordingly, net sales for the first fiscal quarter ended June 30, 1997 decreased by $1,545,852, or 31.7%, as compared to the unadjusted net sales for the fiscal quarter ended June 30, 1996. The decrease reflects a continuation of a trend noted in the Company's March 31, 1997 annual results, that consumer electronics retailers have reported same store sales decreases and reductions in cellular telephone activations, which have resulted in lower than expected orders. Retailers have reported that their cellular telephone activations are lower as a result of reduced financial incentives offered to them by cellular telephone carriers. The Company believes that its traditional retail customers may face increased competitive pressures from cellular service providers and that, consequently, orders for its cellular products from such retailers may continue to decline. The Company is exploring alternative channels of distribution.

      Gross profit for the first fiscal quarter ended June 30, 1997 was $1,602,972 compared to a gross loss of $696,796 in the same quarter of 1996. Gross profit as a percentage of net sales was 48.2% for the quarter ended
June 30, 1997. Gross profit and gross profit as a percentage of net sales, for the quarter ended June 30, 1996, were significantly impacted by the reduction in carrying value of trade accounts receivable previously noted, and by a reduction in the carrying value of inventory of approximately $821,000. Excluding the effects of these carrying value adjustments to trade accounts receivable and inventory, which are considered non-recurring, gross profit for the first fiscal quarter ended June 30, 1996 was approximately $1,974,204 and gross profit as a percentage of net sales was 40.5%. The increase in gross profit as a percentage of net sales from 40.5% to 48.2% reflects the successful efforts of the Company to reduce the purchase costs of its inventory.

      Selling and shipping expenses decreased by $217,213, or 27.8%, to $563,992 for the first quarter of fiscal 1998 compared with $781,205 in the same period of the prior year. The decrease in selling and shipping expenses is primarily attributable to the decrease in net sales.

      Administrative and general expenses increased by $446,250, or 48.2%, to $1,372,814 for the first quarter of fiscal 1998 compared with $926,564 in the same period of the prior year. The increase is primarily attributable to an increase in the accrual of bad debt expenses of approximately $300,000 and an increase in professional fees of approximately $100,000.

      Losses from operations decreased by $2,070,731 to $333,834 for the first quarter of fiscal 1998 compared with an operating loss of $2,404,565 in the same period of the prior year. The decrease in operating losses is primarily a result of the non-recurring carrying cost reductions of trade accounts receivable and inventory during the quarter ended June 30, 1996.

      Interest expense for the first quarter of fiscal 1998 was $198,236 compared with $237,559 in the same period of the prior year. This reduction is primarily a result of decreased borrowings under the Company's line of credit from a high of $4,000,000 during the quarter ended June 30, 1996 compared to a high of approximately $1,800,000 during the quarter ended June 30, 1997.

      The net loss was $532,070 for the first quarter of fiscal 1998 versus a net loss of $2,642,124 in the same period of the prior year.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary cash requirements are to fund working capital needs, primarily accounts receivable and inventories. Historically, the Company has satisfied these working capital requirements principally through cash flow from operations and bank borrowings.

      At June 30, 1997, the Registrant had $116,376 in cash and cash equivalents with a working capital surplus of $2,407,410, contrasted to $321,647 in cash and cash equivalents with a working capital surplus of $2,829,897 at March 31, 1997. Net cash provided by operating activities was

$579,994 for the first fiscal quarter ended June 30, 1997, compared with net cash provided by operating activities of $446,828 for the first fiscal quarter ended June 30, 1996. Working capital may vary from time to time as a result of seasonality, new product introductions, capital expenditures and changes in inventory levels.

      To supplement cash flow from operations, if necessary, the Company maintains a $5,000,000 revolving credit facility to be used for general working capital purposes. The credit agreement (dated April 4, 1997) with FINOVA Capital Corporation ("FINOVA") allows the Company to borrow funds at Citibank N.A.'s reference rate plus 1% and there is an unused line fee of 0.5%. The Company's funds are swept daily and capital is made available based on 70% of eligible accounts receivable and 35% of eligible inventory. Based on the Company's level of underlying collateral and the formulas utilized to calculate eligible collateral, the Company generally has capital available of approximately $2,000,000 from this line of credit. The FINOVA line of credit enabled the Company to pay off the $1,257,197 balance owed to a bank with respect to its prior credit facility.

      Under the FINOVA facility, the Company is required to maintain various covenants, including meeting certain net worth requirements, a liquidity ratio, a debt service coverage ratio and restrictions of capital expenditures, additional indebtedness and the payment of dividends. At various times during the quarter ended June 30, 1997, the Company was not in compliance with the debt service coverage ratio or the net worth requirement. On June 26, 1997, all covenant violations were waived by FINOVA and the covenants were reset at levels that the Company believes can be successfully maintained. However, the Company's ability to maintain such covenants depends, in part, upon its ability to penetrate new distribution channels. No assurances can be given as to the Company's ability to do so.

      A loan from the Aid Association for Lutherans ("AAL") obtained by the Company to purchase its headquarters and distribution facility in Chatsworth, California is, by its terms, callable by AAL upon six months notice. As of June 30, 1997, the outstanding principal balance of such loan was $4,649,483. Such loan bears interest at 9.875% per year, is payable in monthly installments of $43,418, representing both principal and interest, matures in February 2019 and is secured by the real property on which the facility is located.

      Cash flows used in financing activities increased to $778,275 in the first three months of fiscal 1998 from $291,093 for the first three months of fiscal 1997. This change is primarily a result of short term debt reductions during the fiscal quarter ended June 30, 1997.

      Net cash used in investing activities was $6,990 for the first three months of fiscal 1998, compared with net cash used in investing activities of $355,375 in the first three months of fiscal 1997. This change is primarily attributable to a decrease in loans made to officers.

      The Company is currently evaluating its management information systems as part of its strategy and growth expectations for the future. The likely result of this evaluation will be a systems conversion for the Company's core business processes. Although, the ultimate cost of a systems conversion has not yet been determined, the Company believes that it will incur expenses of between $100,000 and $150,000 related to this project in late fiscal 1998 or early fiscal 1999.

      The Company is currently involved in a patent infringement lawsuit whereby it has been enjoined from selling its Cellular Data Link ("CDL") product line. A determination by the court as to money damages to be assessed, based on the Company's prior sales of CDL products, has yet to be made. Although the extent of the liability for this matter is presently unknown, total damages, including attorneys' fees for both sides, could have a material adverse impact on the Company's financial condition.

      The Company believes that available cash, cash flow from operations and available borrowings through its credit facility, will be sufficient to meet operating needs and capital expenditure requirements for the foreseeable future, although no assurances can be given.

SEASONALITY

      The Company's markets are seasonal with sales typically higher in the Company's third fiscal quarter due to increased demand from mass market retailers during the year-end holiday season.

FORWARD LOOKING INFORMATION

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above.
The matters discussed herein with respect to the introduction of new products by the Company, the Company's ability to penetrate new distribution channels, future sales levels, compliance with financial covenants in loan agreements, the Company's ability to secure future financing and the potential outcome of pending litigation involving the Company, among others, are forward looking statements. In addition, when used in this discussion, the words "anticipates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

      Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Quarterly Report. Statements in this Quarterly Report, particularly in the Notes to Financial Statements, "Part 1, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Part II, Item 1, Legal Proceedings" describe certain factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas: the receptivity of consumers to new consumer electronics technologies, the rate and consumer acceptance of new product introductions, competition, the number and nature of customers and their product orders, pricing, foreign manufacturing, sourcing and sales (including foreign government regulation, trade and importation concerns and fluctuation in exchange rates), borrowing costs, changes in taxes due to changes in the mix of U.S. and non U.S. revenue, pending or threatened litigation, the availability of key personnel and other risk factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

      Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

                       Part II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      As previously reported in the Company's Form 8-K filed on December 20, 1996 and the Company's Form 10-K filed on June 30, 1997, the Company is currently involved in a lawsuit titled ALLIANCE RESEARCH CORPORATION v. TELULAR CORPORATION, including the counterclaim entitled TELULAR CORPORATION v. ALLIANCE RESEARCH CORPORATION, United States District Court for the Central District of California, Case No. CV 94-1065-JSL.

      On August 4, 1997, Telular filed a motion for summary judgment on the issues of whether the case against the Company is an exceptional case and whether the infringement by the Company was willful. If summary judgment is granted on these issues, it is likely that the actual damage award will be trebled and that Telular will be entitled to an award of attorneys' fees.

      In addition to the above-described litigation, the Company is party to other claims and litigation that arise in the normal course of business. While any litigation contains an element of uncertainty, management believes that the ultimate outcome of these claims and litigation will not have a material adverse effect on the Company's results of operations or financial condition.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.
      ---------

Exhibit No.    Description
-----------    -----------
2.1            Plan of Reorganization of North American Energy
               of Delaware, Inc. (1)

2.2            Agreement and Plan of Merger between ORA
               Electronics, Inc., a Delaware corporation, and North American Energy of Delaware, Inc., a
               Delaware corporation. (2)

3.1            Restated Certificate of Incorporation of ORA
               Electronics, Inc. (2)

3.2            Bylaws of ORA Electronics, Inc. (2)

4.1            Specimen Common Stock Certificate of ORA
               Electronics, Inc. (2)

4.2            Specimen Class A Warrant Certificate.  (2)

4.3            Specimen Class B Warrant Certificate.  (2)

4.4            Specimen Class C Warrant Certificate.  (2)

4.5            Specimen Class D Warrant Certificate.  (2)

4.6            Warrant Agreement between the Company and
               Continental Stock Transfer & Trust Company (the
               "Warrant Agent"), dated as of December 20,
               1996.  (2)

4.7            Letter Agreement, dated June 10, 1997, from
               Sheppard, Mullin, Richter & Hampton LLP to the
               Warrant Agent.  (3)

10.1           Loan and Security Agreement, dated April 4, 1997,
               by and between the Company and FINOVA Capital
               Corporation ("FINOVA").  (3)

10.2           Amendment to Loan Agreement, dated April 4, 1997,
               between the Company and FINOVA.  (3)

10.3           Collateral Assignment, Patent Mortgage and
               Security Agreement, dated as of April 4, 1997, by
               and between the Company and FINOVA.  (3)

10.4           Waiver and Second Amendment to Loan Agreement,
               dated June 26, 1997, between the Company and
               FINOVA.  (3)

11             Statement re: Computation of Earnings Per Share.

27             Financial Data Schedule.


---------------

(1) Incorporated by reference from the Form 8-K/A filed on December 20, 1996, by North American Energy of
      Delaware, Inc., predecessor to the Registrant.

(2)   Incorporated by reference from the Registrant's Form
      8-K filed on December 20, 1996.

(3)   Incorporated by reference from the
      Registrant's Form 10-K filed on June 30,
      1997.

(b)   Reports on Form 8-K.
      --------------------

      Two reports on Form 8-K were filed during the period covered by this Quarterly Report on Form 10-Q.

      The first Report on Form 8-K was filed on May 14, 1997, in connection with a ruling issued by the United States Court of Appeal for the Federal Circuit, affirming a lower court order in Alliance Research Corporation v. Telular Corporation (Case No. 96-1225). The Company is successor by merger to Alliance Research Corporation.

      The second Report on Form 8-K was filed on June 12, 1997, in connection with the Company's extension of the exercise deadline relating to its Class A Warrants. By their terms, the Company's Class A Warrants now entitle the holders thereof to purchase shares of the Company's common stock at an exercise price of $5.00 per share on or prior to December 31, 1997.

                                SIGNATURES
                                ----------



            Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ORA ELECTRONICS, INC.
                                   (Registrant)




Dated: August 14, 1997             By: /s/ JOHN M. BURRIS
                                      ------------------------------
                                      John M. Burris, Duly Authorized
                                      Representative and Chief Financial
                                      Officer

                               EXHIBIT INDEX


Exhibit No.         Description                                       Page
-----------------------------------------------------------------------------

   11               Statement Re: Computation Of
                    Earnings Per Share                                 21


   27               Financial Data Schedule                            22

                                                                 EXHIBIT 11


              STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE





                                               Three Months Ended June 30,
                                                 1997               1996
                                                 ----               ----
Primary average shares
   outstanding                                 6,600,719               1,000
Net loss                                     $  (532,070)        $(2,642,124)
                                             ===========         ===========
Primary loss per share                       $     (0.08)        $ (2,642.12)
                                             -----------         -----------