Form 10-Q
period 1997-09-30
ORA ELECTRONICS INC
filed 1997-11-14
CIK 1029182

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 25049

                           -----------------------

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1997

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to
      ___________

                     Commission File Number 0-21903

                          ORA ELECTRONICS, INC.
            -------------------------------------------------
         (Exact Name of Registrant as Specified in its Charter)

                  Delaware                              95-4607830
                  --------                              ----------
       (State or Other Jurisdiction of         (IRS Employer Identification
        Incorporation or Organization)                    Number)

                  9410 Owensmouth Avenue, Chatsworth, CA 91311
                  --------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

                             (818) 772-2700
                             --------------
          (Registrant's Telephone Number, Including Area Code)

                               (No Change)
                               -----------
          (Former Name, Former Address and Former Fiscal Year,
                      if Changed Since Last Report)

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

      Yes  .....       No  .....          Not Applicable  ..X..



APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at November 13, 1997
            -----                   --------------------------------
Common Stock, $.001 par value              6,605,714 shares












                            Exhibit Index on Page 19

                          ORA ELECTRONICS, INC.
                                Form 10-Q
                           September 30, 1997


                            TABLE OF CONTENTS

                                                                      Page
                                                                      ----

PART I -       Financial Information.                                   4

   Item 1.     Financial Statements                                     4

               Balance Sheets as of September 30, 1997 and
               March 31, 1997                                           4

               Statements of Operations for the three and six month
               periods ended September 30, 1997 and 1996                6

               Statements of Cash Flows for the six month
               periods ended September 30, 1997 and 1996                7


               Notes to Financial Statements                            8

   Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations.           11


PART II -      Other Information.                                       15

   Item 1.     Legal Proceedings.                                       15

   Item 6.     Exhibits and Reports on Form 8-K.                        16

Signatures                                                              18

Exhibit Index                                                           19

Exhibits                                                                20-21

                        PART I -FINANCIAL INFORMATION.

   ITEM 1.    FINANCIAL STATEMENTS.

                            ORA ELECTRONICS, INC.
                                Balance Sheets

                                            September 30,    March 31,
                                                1997           1997
                                            (Unaudited)      (Audited)
                                            -----------      ---------
                                    ASSETS
Current assets:
  Cash and cash equivalents                $     92,322    $    321,647
  Trade accounts receivable, less
    allowance for sales returns and
    doubtful accounts of $2,201,470
    ($1,716,671 at March 31, 1997)            3,075,112       3,499,517
  Inventories                                 4,369,596       5,449,028
  Federal tax refund                               --           219,927
  Prepaid expenses                               73,127          65,892
                                           ------------    ------------

    Total current assets                      7,610,157       9,556,011

Property and equipment, net                   6,175,618       6,301,378
Other assets:
   Loan receivable, officer                     565,405         551,337
   Deferred expenses                            298,578         319,578
                                           ------------    ------------

Total assets                               $ 14,649,758    $ 16,728,304
                                           ============    ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt        $     63,440    $     63,186
  Notes payable                               1,249,974       1,257,197
  Trade payables                              2,463,742       3,738,108
  Accrued interest                              107,964         110,717
  Other accounts payable and accrued
    expenses                                  1,628,885       1,556,906
                                           ------------    ------------
      Total current liabilities               5,514,005       6,726,114

Long-term debt                                5,633,958       5,601,516
                                           ------------    ------------
      Total liabilities                      11,147,963      12,327,630
                                           ------------    ------------



                 See accompanying notes to financial statements.

Stockholders' equity:

Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   none issued                                     --              --

Common stock, par value $.001 per share,
  authorized 30,000,000 shares, issued
  and outstanding 6,604,373 shares at
  September 30, 1997 and 6,589,068
  shares at March 31, 1997                        6,604           6,589

Additional paid in capital                    5,825,585       5,806,810
Retained (deficit)                           (2,330,394)     (1,412,725)
                                           ------------    ------------

Total stockholders' equity                    3,501,795       4,400,674
                                           ------------    ------------

Total liabilities and stockholders'
   equity                                  $ 14,649,758    $ 16,728,304
                                           ============    ============




                 See accompanying notes to financial statements.

                              ORA ELECTRONICS, INC.
              Statements of Income and Retained Earnings (Deficit)
                    For the Three Month and Six Month Periods
                          Ended June 30, 1997 and 1996
                                   (Unaudited)
                                              Three months                         Six months
                                           1997           1996                1997           1996
                                           ----           ----                ----           ----
Net sales                              $ 4,917,170    $ 5,177,546         $ 8,243,980    $ 8,200,208
Cost of goods sold                       3,347,466      2,470,192           5,071,304      6,189,650
                                       -----------    -----------         -----------    -----------
Gross profit                             1,569,704      2,707,354           3,172,676      2,010,558
                                       -----------    -----------         -----------    -----------
Operating expenses:
Selling and shipping expenses              650,042        769,157           1,214,034      1,589,989
Administrative and general
expenses                                 1,124,946      1,183,133           2,497,760      2,070,070
                                       -----------    -----------         -----------    -----------
Total operating expenses                 1,774,988      1,952,290           3,711,794      3,660,059
                                       -----------    -----------         -----------    -----------
Operating income (loss)                   (205,284)       755,064            (539,118)    (1,649,501)

Interest expense                           180,314        269,802             378,550        507,361
                                       -----------    -----------         -----------    -----------
Net income (loss)                         (385,598)       485,262            (917,668)    (2,156,862)

Retained earnings (deficit),
beginning of period                     (1,944,796)    (1,373,907)         (1,412,726)     1,268,217
                                       -----------    -----------         -----------    -----------
Retained earnings (deficit),
end of period                          $(2,330,394)   $  (888,645)        $(2,330,394)   $  (888,645)
                                       ===========    ===========         ===========    ===========
Per share information:
Net income (loss)                      $  (385,598)   $   485,262         $  (917,668)   $(2,156,862)

Earnings (loss) per share:
     Primary                           $     (0.06)   $    485.26         $     (0.14)   $ (2,156.86)
                                       ===========    ===========         ===========    ===========
Number of shares used in the
  per share calculation:
   Primary                               6,604,373          1,000           6,604,373          1,000

Pro forma per share information:
  (Note 4)
Pro forma earnings (loss) per share:
     Primary                           $     (0.06)   $      0.07         $     (0.14)   $     (0.33)
                                       ===========    ===========         ===========    ===========
Pro forma number of shares used
  in the per share calculation:
     Primary                             6,604,373      6,604,373           6,604,373      6,604,373

               See accompanying notes to financial statements.

                            ORA ELECTRONICS, INC.
                           Statements of Cash Flows
         For the Six Month Periods Ended September 30, 1997 and 1996
                                 (Unaudited)
                                                  Six Months Ended September 30,
                                                        1997            1996
                                                        ----            ----
Cash flows from operating activities:
   Net loss                                        $  (917,668)    $(2,156,862)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
     Depreciation and amortization                     146,760         179,778
     Provision for losses and sales returns            713,055       2,444,360
     Changes in assets and liabilities:
        Accounts receivable                            (60,394)       (879,976)
        Inventories                                    851,176      (1,577,220)
        Prepaid expenses                               212,692         320,889
        Accounts payable, accrued interest
          and other accrued expenses                (1,205,140)      2,613,883
                                                   -----------     -----------
Net cash provided by (used in) operating
  activities                                          (259,519)        944,852
                                                   -----------     -----------
Cash flows from investing activities:
   Capital expenditures                                   --           (55,524)
   Loan receivable, officer                            (14,069)       (454,756)
                                                   -----------     -----------
Net cash used in investing activities                  (14,069)       (510,280)
                                                   -----------     -----------
Cash flows from financing activities:
   Additional paid in capital                           18,775            --
   Common stock                                             15            --
   Repayment of line of credit                          (7,223)        500,000
   Repayment of notes payable                             --          (275,000)
   Borrowing (repayment) of long-term debt              32,696         (30,230)
                                                   -----------     -----------
Net cash provided by financing activities               44,263         194,770
                                                   -----------     -----------
Net increase (decrease) in cash and cash
  equivalents                                         (229,325)        629,342

Cash and cash equivalents at beginning of period       321,647         357,994
                                                   -----------     -----------
Cash and cash equivalents at end of period         $    92,322     $   987,336
                                                   ===========     ===========
Supplemental disclosure of cash flow
  information:
   Interest paid                                   $   229,692     $   402,169
                                                   ===========     ===========
   Income taxes paid                               $      --       $      --
                                                   ===========     ===========

                 See accompanying notes to financial statements.

                              ORA ELECTRONICS, INC.
                          Notes to Financial Statements
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

ORA Electronics, Inc. (the "Company") is a developer and supplier of interface, connectivity solutions and peripheral accessories for wireless communication devices. The Company's products supplement the effectiveness of cellular telephones, personal communications systems ("PCS"), pagers, computing devices and the Intelligent Transportation Systems industry. The Company is a supplier to major retailers, cellular and PCS service providers and original equipment manufacturers.

NOTE 2 - BASIS OF INTERIM PRESENTATION

Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three and six months ended September 30, 1997 are not necessarily an indication of results to be expected for the entire fiscal year. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. All information reported in this Form 10-Q should be read in conjunction with the Company's annual financial statements and notes thereto for the fiscal year ended March 31, 1997 filed with the Securities and Exchange Commission on June 30, 1997.

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

The Company filed its appellate brief on April 29, 1996. Telular filed its opposition on July 25, 1996. The Company filed its Reply Brief on August 26, 1996. The Federal Circuit heard oral argument on January 28, 1997.

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

NOTE 4 - PRO FORMA EARNINGS (LOSS) PER SHARE

The pro forma earnings (loss) per share data is presented to show the effect on primary earnings (loss) per share assuming the Company's merger with North American Energy of Delaware, Inc. had occurred at the beginning of the three month period ended September 30, 1996 instead of the actual merger date of December 20, 1996.

NOTE 5 -  LINE OF CREDIT

On April 7, 1997, the Company secured a $5,000,000 line of credit from a finance company. The initial term of the line of credit is two years with provisions for automatic renewals thereafter in one-year increments. The line is secured by all inventory, equipment, accounts receivable and intellectual property. Borrowings incur interest at 1% above the reference rate of Citibank, N.A. and there is an unused line fee of 0.5%. The Company's funds are swept daily and capital is made available based on 70% of eligible accounts receivable and 35% of eligible inventory.

Under the line of credit facility, the Company is required to maintain various covenants, including meeting certain net worth requirements, a liquidity ratio, a debt service coverage ratio and restrictions of capital expenditures, additional indebtedness and the payment of dividends. At September 30, 1997, the Company was not in compliance with the debt service coverage ratio or the net worth requirement. On November 13, 1997, these covenant violations were waived by the finance company and the covenants were reset at levels that the Company anticipates can be successfully achieved.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     Revenues decreased by $260,376, or 5.0%, to $4,917,170 for the second quarter of fiscal 1998 compared to $5,177,546 for the same period of the prior year. This decrease primarily reflects a continuation of a trend of lower orders being received by consumer electronics retailers who have reported same store sales decreases and reductions in cellular telephone activations as compared with the prior year. Retailers have reported that their cellular telephone activations are lower as a result of reduced financial incentives offered to them by cellular telephone carriers. The Company believes that its traditional retail customers may face increased competitive pressures from cellular service providers and that, consequently, orders for its cellular products from such retailers may continue to decline. The Company is exploring alternative channels of distribution.

     Gross profit decreased by $1,137,650, or 42.0%, to $1,569,704 for the second quarter of fiscal 1998 compared with $2,707,354 for same period of the prior year, while gross profit as a percentage of net sales decreased to 31.9% from 52.3%. The decreases in gross profit and gross profit as a percentage of net sales are primarily attributable to a reduction in the carrying value of the Company's merchandise inventory of approximately $700,000 during the quarter ended September 30, 1997, combined with a continuation of competitive pressures among the Company's large retail customers and the resulting pressure on wholesale prices.

     Selling and shipping expenses decreased by $119,115, or 15.5%, to $650,042 for the second quarter of fiscal 1998 compared with $769,157 in the same period of the prior year. The decreases in selling and shipping expenses are attributable to lower costs of shipping, warehousing, freight and sales commissions, which primarily resulted from lower sales, combined with lower expenditures for media and catalogue advertising, including reductions in personnel.

     Administrative and general expenses decreased by $58,187, or 5.0%, to $1,124,946 for the second quarter of fiscal 1998 compared with $1,183,133 in the same period of the prior year. The decrease is primarily attributed to a reduction in personnel.

     Losses from operations were $205,284 for the second quarter of fiscal 1998 compared with an operating profit of $755,064 in the same period of the prior year. The decrease in operating profit is primarily a result of the reduction in carrying value of the Company's merchandise inventory during the quarter ended September 30, 1997 of approximately $700,000, combined with a decrease in gross profit and gross profit margin, as a result of continuing competitive pressures among the Company's major retail customers.

     Interest expense for the second quarter of fiscal 1998 was $180,314 compared with $269,802 in the same period of the prior year. This reduction is primarily a result of decreased borrowings under the Company's line of credit.

     The net loss was $385,598 for the second quarter of fiscal 1998 versus net income of $485,262 in the same period of the prior year.

COMPARISON OF SIX MONTHS ENDED SEPTEMBER 30, 1997 TO SIX MONTHS ENDED SEPTEMBER 30, 1996

     Revenues increased by $43,773, or 0.5%, to $8,243,980 for the six months of fiscal 1998 ended September 30, 1997, compared with $8,200,208 for the same period of the prior year. The increase is primarily attributable to higher sales in the first quarter of fiscal 1998, partially offset by the decrease in sales of $260,376 noted for the current quarter ended September 30, 1997.

     Gross profit increased by $1,162,117, or 57.8%, to $3,172,675 for the six months of fiscal 1998 ended September 30, 1997 compared with $2,010,558 for same period of the prior year, while gross profit as a percentage of net sales increased to 38.5% from 24.5%. These comparisons are significantly impacted by the reduction in carrying value of trade accounts receivable and merchandise inventory totaling approximately $2,671,000, which occurred in the fiscal quarter ended June 30, 1996 and is more fully discussed in the Company's quarterly report for the period ended June 30, 1997. Excluding the effects of those carrying value adjustments, and after giving effect to the $700,000 carrying value adjustment of merchandise inventory taken in the quarter ended September 30, 1997, as previously discussed, there was a decrease in gross profit for the six month period ended September 30, 1997 of approximately $809,000, or 17.3%, and a resultant gross profit as a percentage of net sales of approximately 47% for the six month period ended September 30, 1997. The resultant decreases in gross profit and gross profit as a percentage of net sales are primarily attributable to a continuation of competitive pressure among the Company's large retail customers and the resulting pressure on wholesale prices.

     Selling and shipping expenses decreased by $375,955, or 23.6%, to $1,214,034 for the six months of fiscal 1998 ended September 30, 1997 compared with $1,589,989 in the same period of the prior year. The decrease in selling and shipping expenses is primarily attributable to lower costs of shipping and warehousing, combined with lower expenditures for media and catalogue advertising, including reductions in personnel.

     Administrative and general expenses increased by $427,689, or 20.1%, to $2,497,760 for the six months of fiscal 1998 ended September 30, 1997 compared with $2,070,070 for the same period of the prior year. The increase is primarily attributable to an increase in the accrual for bad debt expenses of approximately $300,000 and an increase in professional fees of approximately $100,000 for the fiscal quarter ended June 30, 1997.

     Losses from operations decreased by $1,110,383 or 67.3%, to $539,118 for the six months of fiscal 1998 ended September 30, 1997 compared with a $1,649,501 loss in the same period of the prior year. The decrease is primarily attributable to the reduction in carrying values for the Company's trade accounts receivable and merchandise inventory during the quarter ended June 30, 1996 of approximately $2,671,000, partially offset by a reduction in the carrying value of merchandise inventory of approximately $700,000 during the quarter ended September 30, 1997.

     Interest expense for the six months of fiscal 1998 ended September 30, 1997 was $378,550 compared with $507,361 in the same period of the prior year. This reduction is primarily a result of decreased borrowings under the Company's line of credit.

     The net loss decreased by $1,239,194, or 57.5%, to $917,668 for the six months of fiscal 1998 ended September 30, 1997 compared with $2,156,862 in the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements are to fund working capital needs, primarily accounts receivable and inventories. Historically, the Company has satisfied these working capital requirements principally through cash flow from operations and bank borrowings.

     At September 30, 1997, the Registrant had $92,322 in cash and cash equivalents with a working capital surplus of $2,096,152, contrasted to $321,647 in cash and cash equivalents with a working capital surplus of $2,829,897 at March 31, 1997. Net cash provided by operating activities was $259,519 for the six months ended September 30, 1997, compared with net cash provided by operating activities of $944,852 for the six months ended September 30, 1996. Working capital may vary from time to time as a result of seasonality, new product introductions, capital expenditures and changes in inventory levels.

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

     Under the FINOVA facility, the Company is required to maintain various covenants, including meeting certain net worth requirements, a liquidity ratio, a debt service coverage ratio and restrictions of capital expenditures, additional indebtedness and the payment of dividends. At September 30, 1997, the Company was not in compliance with the debt service coverage ratio or the net worth requirement. On November 13, 1997, all covenant violations were waived by FINOVA and the covenants were reset at levels that the Company anticipates can be successfully maintained. However, the Company's ability to maintain such covenants depends, in part, upon its ability to penetrate new distribution channels. No assurances can be given as to the Company's ability to do so.

     A loan from the Aid Association for Lutherans ("AAL") obtained by the Company to purchase its headquarters and distribution facility in Chatsworth, California is, by its terms, callable by AAL upon six months notice. As of September 30, 1997, the outstanding principal balance of such loan was $4,633,885. Such loan bears interest at 9.875% per year, is payable in monthly installments of $43,418, representing both principal and interest, matures in February 2019 and is secured by the real property on which the facility is located.

     Net cash used in investing activities was $14,069 for the first six months of fiscal 1998, compared with net cash used in investing activities of $510,280 for the first six months of fiscal 1997. This decrease is primarily attributable to a reduction in loans made to officers of approximately $450,000 and a reduction in capital expenditures.

     Cash flows provided by financing activities were $44,263 for the first six months of fiscal 1998, compared with cash flows provided by financing activities of $194,770 for the first six months of fiscal 1997. The decrease is primarily attributable to a reduction in usage of the Company's line of credit.

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

SEASONALITY

     The Company's markets are seasonal with sales typically higher in the Company's third quarter due to increased demand from mass-market retailers during the year-end holiday season.

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

     11         Statement re: Computation of Earnings (loss) Per Share.

     27         Financial Data Schedule.


---------------

(1) Incorporated by reference from the Form 8-K/A filed on December 20, 1996, by North American Energy of Delaware, Inc., predecessor to the Registrant.

(2) Incorporated by reference from the Registrant's Form 8-K filed on December 20, 1996.

(3) Incorporated by reference from the Registrant's Form 10-K filed on June 30, 1997.


     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30, 1997.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ORA ELECTRONICS, INC.
                              (Registrant)





Dated:  November 14, 1997     By: /s/ John M. Burris
                                  ---------------------------------
                                   John M. Burris, Duly Authorized
                                   Representative and Chief Financial
                                   Officer

                                  EXHIBIT INDEX


Exhibit No.                   Description                               Page
--------------------------------------------------------------------------------

   11             Statement Re: Computation Of Earnings (loss)
                  Per Share                                               20


   27             Financial Data Schedule                                 21

                                                                  EXHIBIT 11

             STATEMENT RE: COMPUTATION OF EARNINGS (LOSS) PER SHARE



                                                Three Months Ended September 30,
                                                      1997           1996
                                                      ----           ----

Primary average shares outstanding                 6,604,373          1,000

Net income (loss) per share                      $  (385,598)   $   485,262
                                                 ===========    ===========

Primary earnings (loss) per share                $     (0.06)   $    485.26
                                                 ===========    ===========




                                                 Six Months Ended September 30,
                                                      1997           1996
                                                      ----           ----

Primary average shares outstanding                 6,604,373          1,000

Net income (loss) per share                      $  (917,668)   $(2,156,862)
                                                 ===========    ===========

Primary earnings (loss) per share                $     (0.14)   $ (2,156.86)
                                                 ===========    ===========