Form 10-Q
period 1997-12-31
ORA ELECTRONICS INC
filed 1998-02-17
CIK 1029182

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 25049

                             -----------------------

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 1997

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

      Yes  .....       No  .....          Not Applicable  ..X..



APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at February 11, 1998
            -----                   --------------------------------
Common Stock, $.001 par value              6,606,814 shares












                            Exhibit Index on Page 19

                          ORA ELECTRONICS, INC.
                                Form 10-Q
                           December 31, 1997


                            TABLE OF CONTENTS

                                                                      Page
                                                                      ----

PART I -       Financial Information.                                   4

   Item 1.     Financial Statements                                     4

               Balance Sheets as of December 31, 1997 and
               March 31, 1997                                           4

               Statements of Operations for the three and nine month
               periods ended December 31, 1997 and 1996                 6

               Statements of Cash Flows for the nine month
               periods ended December 31, 1997 and 1996                 7


               Notes to Financial Statements                            8

   Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations.          11


PART II -      Other Information.                                      15

   Item 1.     Legal Proceedings.                                      15

   Item 6.     Exhibits and Reports on Form 8-K.                       16

Signatures                                                             18

Exhibit Index                                                          19

Exhibits                                                               20-24

                        PART I -FINANCIAL INFORMATION.

   ITEM 1.    FINANCIAL STATEMENTS.

                            ORA ELECTRONICS, INC.
                                Balance Sheets

                                            December 31,    March 31,
                                                1997           1997
                                            (Unaudited)      (Audited)
                                            -----------      ---------
                                    ASSETS
Current assets:
  Cash and cash equivalents                $     53,557    $    321,647
  Trade accounts receivable, less
    allowance for sales returns and
    doubtful accounts of $1,772,603
    ($1,716,671 at March 31, 1997)            1,702,245       3,499,517
  Inventories                                 4,728,580       5,449,028
  Federal tax refund                               --           219,927
  Prepaid expenses                               80,635          65,892
                                           ------------    ------------

    Total current assets                      6,565,017       9,556,011

Property and equipment, net                   6,270,336       6,301,378
Other assets:
   Loan receivable, officer                     572,573         551,337
   Deferred expenses                            288,078         319,578
                                           ------------    ------------

Total assets                               $ 13,696,004    $ 16,728,304
                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt        $     63,571    $     63,186
  Notes payable                                 205,713       1,257,197
  Trade payables                              2,563,229       3,738,108
  Accrued interest                               93,941         110,717
  Other accounts payable and accrued
    expenses                                  1,624,690       1,556,906
                                           ------------    ------------
      Total current liabilities               4,551,144       6,726,114

Long-term debt                                5,639,253       5,601,516
                                           ------------    ------------
      Total liabilities                      10,190,397      12,327,630
                                           ------------    ------------


                 See accompanying notes to financial statements.

Stockholders' equity:

Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   none issued                                     --              --

Common stock, par value $.001 per share,
  authorized 30,000,000 shares, issued
  and outstanding 6,606,414 shares at
  December 31, 1997 and 6,589,068
  shares at March 31, 1997                        6,606           6,589

Additional paid in capital                    5,825,583       5,806,810
Retained (deficit)                           (2,326,582)     (1,412,725)
                                           ------------    ------------

Total stockholders' equity                    3,505,607       4,400,674
                                           ------------    ------------

Total liabilities and stockholders'
   equity                                  $ 13,696,004    $ 16,728,304
                                           ============    ============






                 See accompanying notes to financial statements.

                                      ORA ELECTRONICS, INC.
                 Statements of Income and Retained Earnings (Deficit)
                                For the Three Month and Nine Month Periods
                                     Ended December 31, 1997 and 1996
                                         (Unaudited)
                                             Three months                       Nine months
                                         1997           1996                1997           1996
                                         ----           ----                ----           ----
Net sales                            $ 3,447,512    $ 6,227,597         $11,691,492    $14,427,805
Cost of goods sold                     1,690,510      3,457,484           6,761,814      9,647,134
                                     -----------    -----------         -----------    -----------
Gross profit                           1,757,002      2,770,113           4,929,678      4,780,671
                                     -----------    -----------         -----------    -----------
Operating expenses:
Selling and shipping expenses            597,201      1,035,092           1,811,235      2,563,527
Administrative and general
expenses                                 994,832        959,514           3,492,592      3,123,589
                                     -----------    -----------         -----------    -----------
Total operating expenses               1,592,033      1,994,606           5,303,827      5,687,116
                                     -----------    -----------         -----------    -----------
Operating income (loss)                  164,969        775,507            (374,149)      (906,445)

Interest expense                         161,158        362,773             539,708        837,683
                                     -----------    -----------         -----------    -----------
Net income (loss)                          3,811        412,734            (913,857)    (1,744,128)

Retained earnings (deficit),
beginning of period                   (2,330,394)      (888,645)         (1,412,726)     1,268,217
                                     -----------    -----------         -----------    -----------
Retained (deficit),
end of period                        $(2,326,583)   $  (475,911)        $(2,326,583)   $  (475,911)
                                     ===========    ===========         ===========    ===========
Per share information:
Net income (loss)                    $     3,811    $   412,734         $  (913,857)   $(1,744,128)

Earnings (loss) per share:
     Basic and diluted               $     (0.00)   $      0.07         $     (0.14)   $     (0.28)
                                     ===========    ===========         ===========    ===========
Number of shares used in the
  per share calculation:
   Basic and diluted                   6,606,414      6,337,691           6,606,414      6,337,691

Pro forma per share information:
  (Note 4)
Pro forma earnings (loss) per share:
     Basic and diluted               $     (0.00)   $      0.07         $     (0.14)   $     (0.28)
                                     ===========    ===========         ===========    ===========
Pro forma number of shares used
  in the per share calculation:
     Basic and diluted                 6,606,414      6,337,691           6,606,414      6,337,691

                      See accompanying notes to financial statements.

                            ORA ELECTRONICS, INC.
                           Statements of Cash Flows
         For the Nine Month Periods Ended December 31, 1997 and 1996
                                 (Unaudited)
                                                  Nine Months Ended December 31,
                                                        1997            1996
                                                        ----            ----
Cash flows from operating activities:
   Net loss                                        $  (913,857)    $(1,744,128)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
     Depreciation and amortization                     227,012         269,667
     Provision for losses and sales returns            284,187        (270,247)
     Changes in assets and liabilities:
        Accounts receivable                          1,741,341        (765,196)
        Inventories                                    492,193        (188,679)
        Prepaid expenses                               205,183          79,538
        Accounts payable, accrued interest
          and other accrued expenses                (1,123,869)      1,994,680
                                                   -----------     -----------
Net cash provided by (used in) operating activities    912,190        (624,365)
                                                   -----------     -----------
Cash flows from investing activities:
   Capital expenditures                               (164,470)        (33,899)
   Loan receivable, officer                            (21,237)       (280,854)
                                                   -----------     -----------
Net cash provided by (used in) investing activities   (185,707)       (314,753)
                                                   -----------     -----------
Cash flows from financing activities:
   Additional paid in capital                           18,773       1,288,115
   Common stock                                             17          (3,662)
   Repayment of line of credit                      (1,051,485)       (500,000)

   Borrowing (repayment) of long-term debt              38,122       1,000,000
                                                   -----------     -----------
Net cash provided by (used in) financing
   activities                                         (994,573)      1,784,453
                                                   -----------     -----------
Net increase (decrease) in cash and cash
   equivalents                                        (268,090)        845,335

Cash and cash equivalents at beginning of period       321,647         357,995
                                                   -----------     -----------
Cash and cash equivalents at end of period         $    53,557     $ 1,203,330
                                                   ===========     ===========
Supplemental disclosure of cash flow information:
   Interest paid                                   $   370,664     $   837,683
                                                   ===========     ===========
   Income taxes paid                               $      --       $      --
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

NOTE 2 - BASIS OF INTERIM PRESENTATION

Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three and nine months ended December 31, 1997 are not necessarily an indication of results to be expected for the entire fiscal year. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. All information reported in this Form 10-Q should be read in conjunction with the Company's annual financial statements and notes thereto for the fiscal year ended March 31, 1997 filed with the Securities and Exchange Commission on June 30, 1997.

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

The case against the Company has been returned to the District Court for a trial to determine the amount of damages to be assessed. The damages phase of the trial will result in a money judgment against the Company. Because discovery on damages issues is pending, the Company is unable to provide an estimate of the amount or range of potential damages that will be assessed. However, the Company has assumed a minimum estimate of damages to be approximately $200,000, and accordingly, accrued that amount at March 31, 1997 as a reserve for this contingency. The potential upper limit of damages may be much higher and could have a material adverse affect on the Company's financial position, results of operations and cash flow.

On August 4, 1997, Telular asked for summary judgment on the issues of whether the case against the Company is an exceptional case and whether the infringement by the Company was willful. In December, 1997, the District Court issued an order granting Telular's partial summary judgment motion, ruling that the case was exceptional and the infringement willful. As a result, damages awarded during the damages phase of trial will be trebled, and the Court will award Telular's reasonable attorneys' fees.

The Company is involved in other legal proceedings, many of which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such proceedings will not have a material adverse effect on the Company's results of operations.

NOTE 4 - PRO FORMA EARNINGS (LOSS) PER SHARE

The pro forma earnings (loss) per share data is presented to show the effect on basic and diluted earnings (loss) per share assuming the Company's merger with North American Energy of Delaware, Inc. had occurred at the beginning of the three month period ended December 31, 1996 instead of the actual merger date of December 20, 1996.

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

Under the line of credit facility, the Company is required to maintain various covenants, including meeting certain net worth requirements, a liquidity ratio, a debt service coverage ratio and restrictions of capital expenditures, additional indebtedness and the payment of dividends. At December 31, 1997, the Company was not in compliance with the net worth requirement. On February 11, 1998, such covenant violation was waived by the finance company and amended by a Waiver and Fourth Amendment to Loan Agreement dated February 11, 1998.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1997 TO THREE MONTHS ENDED DECEMBER 31, 1996

     Revenues decreased by $2,780,085, or 44.6%, to $3,447,512 for the third quarter of fiscal 1998 compared to $6,227,597 for the same period of the prior year. This decrease primarily reflects a continuation of a trend of lower orders being received by consumer electronics retailers who have reported same store sales decreases and reductions in cellular telephone activations as compared with the prior year. Retailers have reported that their cellular telephone activations are lower as a result of reduced financial incentives offered to them by cellular telephone carriers. The Company believes that its traditional retail customers may face increased competitive pressures from cellular service providers and that, consequently, orders for its cellular products from such retailers may continue to decline. The Company is exploring alternative channels of distribution.

     Gross profit decreased by $1,013,111, or 36.6%, to $1,757,002 for the third quarter of fiscal 1998 compared with $2,770,113 for same period of the prior year, while gross profit as a percentage of net sales increased to 51.0% from 44.5%. The decrease in gross profit is primarily attributable to the continuation of competitive pressures among the Company's large retail customers and the resulting pressure on wholesale prices during the quarter ended December 31, 1997. The increase in gross profit as a percentage of sales reflects the successful efforts of the Company to reduce the purchase costs of its inventory.


     Selling and shipping expenses decreased by $437,891, or 42.3%, to $597,201 for the third quarter of fiscal 1998 compared with $1,035,092 in the same period of the prior year. The decreases in selling and shipping expenses are attributable to lower costs of shipping, warehousing, freight and sales commissions, which primarily resulted from lower sales, combined with lower expenditures for media and catalogue advertising, as well as reductions in personnel in each of these areas.

     Administrative and general expenses increased by $35,318, or 3.7%, to $994,832 for the third quarter of fiscal 1998 compared with $959,514 in the same period of the prior year.

     Income from operations was $164,969 for the third quarter of fiscal 1998 compared with an operating profit of $775,507 in the same period of the prior year. The decrease in operating profit is primarily a result of the reduction in revenue as a result of continuing competitive pressures among the Company's major retail customers.

     Interest expense for the third quarter of fiscal 1998 was $161,158 compared with $362,773 in the same period of the prior year. This reduction is primarily a result of decreased borrowings under the Company's line of credit and a net reduction in Long-term debt of approximately $1,525,000.

     The net income was $3,811 for the third quarter of fiscal 1998 compared with net income of $412,734 in the same period of the prior year.

COMPARISON OF NINE MONTHS ENDED DECEMBER 31, 1997 TO NINE MONTHS ENDED DECEMBER 31, 1996

     Revenues decreased by $2,736,313, or 19.0%, to $11,691,492 for the nine months of fiscal 1998 ended December 31, 1997, compared with $14,427,805 for the same period of the prior year. The decrease is primarily attributable to the decrease in sales of $2,780,085 noted for the current quarter ended December 31, 1997.

     Gross profit increased by $149,007, or 3.1%, to $4,929,678 for the nine months of fiscal 1998 ended December 31, 1997 compared with $4,780,671 for the same period of the prior year, while gross profit as a percentage of net sales increased to 42.2% from 33.1%. These comparisons are significantly impacted by the reduction in carrying value of trade accounts receivable and merchandise inventory totaling approximately $2,671,000, which occurred in the fiscal quarter ended June 30, 1996 and is more fully discussed in the Company's quarterly report for the period ended June 30, 1997. Excluding the effects of these carrying value adjustments, and after giving effect to the $700,000 carrying value adjustment of merchandise inventory taken in the quarter ended September 30, 1997, as discussed in the Company's quarterly report for the period ended September 30, 1997, there was a decrease in gross profit for the nine month period ended December 31, 1997 of approximately $1,822,000, or 24.5%, and a resultant gross profit as a percentage of net sales of approximately 48.2% for the nine month period ended December 31, 1997. The resultant decreases in gross profit and gross profit as a percentage of net sales are primarily attributable to continuing competitive pressure among the Company's large retail customers and the resulting pressure on wholesale prices.

     Selling and shipping expenses decreased by $752,292, or 29.3%, to $1,811,235 for the nine months of fiscal 1998 ended December 31, 1997 compared with $2,563,527 in the same period of the prior year. The decrease in selling and shipping expenses is primarily attributable to lower costs of shipping and warehousing, freight and sales commissions which primarily resulted from lower sales, combined with lower expenditures for media and promotional advertising, including reductions in personnel.

     Administrative and general expenses increased by $369,003, or 11.8%, to $3,492,592 for the nine months of fiscal 1998 ended December 31, 1997 compared with $3,123,589 for the same period of the prior year. The increase is primarily attributable to increases in professional fees, legal and insurance expenses, and bad debt accrual, partially offset by reductions in personnel.

     Losses from operations decreased by $532,296 or 58.7%, to $374,149 for the nine months of fiscal 1998 ended December 31, 1997 compared with a $906,445 loss in the same period of the prior year.

     Interest expense for the nine months of fiscal 1998 ended December 31, 1997 was $539,708 compared with $837,683 in the same period of the prior year. This reduction is primarily a result of decreased borrowings under the Company's line of credit and a net reduction in Long-term debt of approximately $1,525,000.

     The net loss decreased by $830,271, or 47.6%, to $913,857 for the nine months of fiscal 1998 ended December 31, 1997 compared with $1,744,128 in the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements are to fund working capital needs, primarily accounts receivable and inventories. Historically, the Company has satisfied these working capital requirements principally through cash flow from operations and bank borrowings.

     At December 31, 1997, the Registrant had $53,557 in cash and cash equivalents with a working capital surplus of $2,013,873, contrasted to $321,647 in cash and cash equivalents with a working capital surplus of $2,829,897 at March 31, 1997. Net cash provided by operating activities was $912,190 for the nine months ended December 31, 1997, compared with net cash used in operating activities of $624,365 for the nine months ended December 31, 1996. Working capital may vary from time to time as a result of seasonality, new product introductions, capital expenditures and changes in inventory levels.

     To supplement cash flow from operations, if necessary, the Company maintains a $5,000,000 revolving credit facility to be used for general working capital purposes. The credit agreement (dated April 4, 1997) with FINOVA Capital Corporation ("FINOVA") allows the Company to borrow funds at Citibank N.A.'s reference rate plus 1% and there is an unused line fee of 0.5%. The Company's funds are swept daily and capital is made available based on 70% of eligible accounts receivable and 35% of eligible inventory. Based on the Company's level of underlying collateral and the formulas utilized to calculate eligible collateral, the Company generally has capital available of approximately $1,500,000 from this line of credit.

     Under the FINOVA facility, the Company is required to maintain various covenants, including meeting certain net worth requirements, a liquidity ratio, a debt service coverage ratio and restrictions of capital expenditures, additional indebtedness and the payment of dividends. At December 31, 1997, the Company was not in compliance with the net worth requirement. On February 11, 1998, the covenant violation was waived by FINOVA. The Company is currently negotiating a revision of all covenants, which would take effect on March 31, 1998, at levels that the Company anticipates can be successfully maintained. However, the Company's ability to maintain such covenants depends, in part, upon its ability to penetrate new distribution channels. No assurances can be given as to the Company's ability to do so.

     A loan from the Aid Association for Lutherans ("AAL") obtained by the Company to purchase its headquarters and distribution facility in Chatsworth, California is, by its terms, callable by AAL upon six months notice. As of December 31, 1997, the outstanding principal balance of such loan was$4,617,900. Such loan bears interest at 9.875% per year, is payable in monthly installments of $43,418, representing both principal and interest, matures in February 2019 and is secured by the real property on which the facility is located.

     Net cash used in investing activities was $185,707 for the first nine months of fiscal 1998, compared with net cash used in investing activities of $314,753 for the first nine months of fiscal 1997. This difference is primarily attributable to an increase in capital expenditures of approximately $131,000 in fiscal 1998 combined with a reduction in loans made to officers of approximately $260,000.

     Cash flows used in financing activities were $994,573 for the first nine months of fiscal 1998, compared with cash flows provided by financing activities of $1,784,453 for the first nine months of fiscal 1997. The cash flows used in financing activities in fiscal 1998 are primarily attributable to the repayment of short term borrowings during the period.


     The Company is currently evaluating its management information systems as part of its strategy and growth expectations for the future. The likely result of this evaluation will be a systems conversion for the Company's core business processes. Although, the ultimate cost of a systems conversion has not yet been determined, the Company believes that it will incur expenses of between $100,000 and $150,000 related to this project in late fiscal 1999 or early fiscal 2000.

     The Company is currently involved in a patent infringement lawsuit whereby it has been enjoined from selling its Cellular Data Link ("CDL") product line. A determination by the court as to money damages to be assessed, based on the Company's prior sales of CDL products, has yet to be made. Although the extent of the liability for this matter is presently unknown, total damages, including attorney fees for both sides, could have a material adverse impact on the Company's financial condition, including liquidity.

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

FORWARD LOOKING INFORMATION

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the

Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above. The matters discussed herein with respect to the introduction of new products by the Company, the Company's ability to penetrate new distribution channels, future sales levels, compliance with financial covenants in loan agreements, the Company's ability to secure future financing and the potential outcome of pending litigation involving the Company, among others, are forward looking statements. In addition, when used in this discussion, the words "anticipates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

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

     On August 4, 1997, Telular filed a motion for summary judgment on the issues of whether the case against the Company is an exceptional case and whether the infringement by the Company was willful. In December, 1997, the District Court issued an order granting Telular's partial summary judgment motion, ruling that the case was exceptional and the infringement willful. As a result, damages awarded during the damages phase of trial will be trebled, and the Court will award Telular's reasonable attorneys' fees.

     In addition to the above-described litigation, the Company is party to other claims and litigation that arise in the normal course of business. While any litigation contains an element of uncertainty, management believes that the ultimate outcome of these claims and litigation will not have a material adverse effect on the Company's results of operations or financial condition.


Item 6. Exhibits and Reports on Form 8-K.

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

     10.1 Loan and Security Agreement, dated April 4, 1997, by and between the Company and FINOVA Capital Corporation ("FINOVA").
                (3)

     10.2 Amendment to Loan Agreement, dated April 4, 1997, between the Company and FINOVA. (3)

     10.3 Collateral Assignment, Patent Mortgage and Security Agreement, dated as of April 4, 1997, by and between the Company and FINOVA. (3)

     10.4 Waiver and Second Amendment to Loan Agreement, dated June 26, 1997, between the Company and FINOVA. (3)

     10.5 Waiver and Third Amendment to Loan Agreement, dated November 13, 1997, between the Company and FINOVA.

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

(2) Incorporated by reference from the Registrant's Form 8-K filed on December 20, 1996.

(3) Incorporated by reference from the Registrant's Form 10-K filed on June 30, 1997.


     (b)  Reports on Form 8-K.

          A report on Form 8-K was filed on December 19, 1997, in connection with the Company's extension of the exercise deadlines relating to its Class A and Class B Warrants. By their terms, the Company's Class A Warrants now entitle the holders thereof to purchase shares of the Company's common stock at an exercise price of $5.00 per share on or prior to December 31, 1998, and the Company's Class B Warrants now entitle the holders thereof to purchase shares of the Company's common stock at an exercise price of $10.00 per share on or prior to December 31, 1998.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ORA ELECTRONICS, INC.
                              (Registrant)



Dated:  February 13, 1998     By: /s/ John M. Burris
                                  ---------------------------------
                                  John M. Burris, Duly Authorized
                                  Representative and Chief Financial
                                  Officer

                                  EXHIBIT INDEX


Exhibit No.                   Description                               Page
--------------------------------------------------------------------------------


   10.5           Waiver and Third Amendment to Loan Agreement,
                  dated November 13, 1997, between the Company
                  and FINOVA                                              20

   11             Statement Re: Computation Of Earnings (loss)
                  Per Share                                               23

   27             Financial Data Schedule                                 24

                                                                  EXHIBIT 10.5

                                     FINOVA
                       WAIVER AND THIRD AMENDMENT TO LOAN AGREEMENT



Borrower:      ORA Electronics, Inc.
Address:       9410 Owensmouth Avenue
               Chatsworth, California 91311

Date:          November 13, 1997


        THIS WAIVER AND THIRD AMENDMENT TO LOAN AGREEMENT is entered into between FINOVA Capital Corporation ("FINOVA") and the borrower named above (the "Borrower").

        The Parties agree to amend the Loan and Security Agreement between them, dated April 4, 1997 (as amended, the "Loan Agreement"), as follows, effective September 30, 1997. (Capitalized terms used but not defined in this Amendment, shall have the meanings set forth in the Loan Agreement.)

        1. WAIVER. FINOVA hereby waives the default consisting of the Borrower's failure to comply with the Net Worth covenant set forth in the Schedule to the Loan Agreement at September 30, 1997, October 31, 1997 and November 30, 1997 (as such covenant was in effect prior to this Amendment). FINOVA further waives the default consisting of the Borrower's failure to comply with the Debt Service Coverage Ratio covenant set forth in the Schedule (as such covenant was in effect prior to this Amendment) during the period ended September 30, 1997. Borrower shall, however, comply with the Net Worth and Debt Service Coverage Ratio covenants as modified by this Amendment at said dates.

        2. AMENDMENT TO CERTAIN FINANCIAL COVENANTS. The Net Worth covenant and Debt Service Coverage Ratio covenants set forth in the Schedule are amended as follows, effective on: The Paragraphs in the Schedule which presently read:

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


                                      -1-

      "Debt Service
      Coverage Ratio:    Borrower shall maintain a Debt Service
                         Coverage Ratio of 1.50:1 during the
                         following periods:

                            (i) for the period from August 1,
                            1997 through August 31, 1997; and

                            (ii) for the period from April 1,
                            1997 through September 30, 1997,
                            and from April 1, 1997 through the
                            end of each month thereafter
                            (October 31, 1997), November 30,
                            1997, etc.), to and including
                            February 28, 1998; and

                            (iii) for the twelve-month period
                            ending March 31, 1998 and for each
                            consecutive cumulative rolling
                            twelve-month period ending on the
                            last day of each subsequent month
                            throughout the term of this
                            Agreement."

are amended to read as follows:

      "Net Worth.        Borrower shall maintain Net Worth of not
                         less than the following amounts as of the last day of each of the following months;


               Months                                          Net Worth
               ------                                          ---------
               September, 1997 to and including               $3,500,000
               November, 1997
               December, 1997                                  4,200,000
               January, 1998 and each month thereafter         5,000,000

                            "Increase in Net Worth Requirements. In the event that the Borrower effects the sale of a license to Ora UK, each of the foregoing Net Worth requirements shall be increased by $1,000,000 effective upon receipt of the first proceeds of such sale.

      "Debt Service
      Coverage Ratio:    Borrower shall maintain a Debt Service
                         Coverage Ratio of 1.50:1 during the
                         following periods:

                                      -2-

                            (i) for the period from August 1,
                            1997 through September 30, 1997; and

                            (ii) for the period from August 1,
                            1997 through October 31, 1997, and
                            from August 1, 1997 through the
                            end of each month after October 31,
                            1997 to and including July 31, 1998; and

                            (iii) for the twelve-month period
                            ending July 31, 1998 and for each
                            consecutive cumulative rolling
                            twelve-month period ending on the
                            last day of each subsequent month
                            throughout the term of this Agreement."

        3. REPRESENTATIONS TRUE. Borrower represents and warrants to FINOVA that all representations and warranties set forth in the Loan Agreement, as amended hereby, are true and correct.

        4. GENERAL PROVISIONS. The waiver herein shall only apply to the specific matters herein specifically set forth, and said waver shall not constitute a waiver of any other present or future default or Event of Default, whether or not similar to the default or Event of Default waived herein. This Amendment, the Loan Agreement, any prior written amendments to the Loan Agreement signed by FINOVA and the Borrower, and the other written documents and agreements between FINOVA and the Borrower, including, without limitation, that certain Letter Agreement between FINOVA and the Borrower of even date herewith, set forth in full all of the representations and agreements of the parties with respect to the subject matter hereof and supersede all prior discussions, representations, agreements and understandings between the parties with respect to the subject hereof. Except as herein expressly amended, all of the terms and provisions of the Loan Agreement, and all other documents and agreements between FINOVA and the Borrower shall continue in full force and effect and the same are hereby ratified and confirmed.

Borrower:                           FINOVA:

ORA Electronics, Inc.               FINOVA Capital Corporation



By /s/ Gershon Cooper               By /s/ M.S. Milan
  ---------------------------         -----------------------------
  President or Vice President       Title   Vice President
                                         --------------------------

                                      -3-

                                                                  EXHIBIT 11

             STATEMENT RE: COMPUTATION OF EARNINGS (LOSS) PER SHARE



                                                Three Months Ended December 31,
                                                      1997           1996
                                                      ----           ----

Basic and diluted average shares outstanding       6,606,414      6,337,691

Net income                                       $     3,811    $   412,734
                                                 ===========    ===========

Basic and diluted earnings per share             $      0.00    $      0.07
                                                 ===========    ===========




                                                 Nine Months Ended December 31,
                                                      1997           1996
                                                      ----           ----

Basic and diluted average shares outstanding       6,606,414      6,337,691

Net (loss)                                       $  (913,857)   $(1,744,128)
                                                 ===========    ===========

Basic and diluted (loss) per share               $     (0.14)   $     (0.28)
                                                 ===========    ===========