Form 10-K
period 1998-03-31
ORA ELECTRONICS INC
filed 1998-06-29
CIK 1029182

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------

                                    FORM 10-K
(Mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the fiscal year ended March 31, 1998 or

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




                           Exhibit Index on Page 44

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

                                 Yes   X     No
                                     -----      -----

     The aggregate market value of the voting stock held by non-affiliates of the registrant at June 25, 1998 was approximately $4,414,410. The registrant had 6,908,934 shares of common stock, par value $.001 per share outstanding at June 25, 1998.

     The registrant had each of 478,863 Class A Warrants; 644,213 Class B Warrants; 563,470 Class C Warrants; and 730,900 Class D Warrants, outstanding at June 25, 1998.

     Documents Incorporated by Reference (To the Extent Indicated Herein):
Portions of the Definitive Proxy Statement for the 1998 Annual Meeting (in Part
III).

ITEM 1 - BUSINESS

GENERAL

ORA Electronics, Inc. ("ORA" or the "Company") is a developer and supplier of interface, connectivity solutions and peripheral accessories for wireless communication devices, including cellular telephones, personal communications systems ("PCS") and pagers, computing devices and intelligent transportation systems ("ITS"). The Company currently carries over 2,000 products which are sold to over 500 customers in the United States, and throughout North, Central and South America. Among the Company's customers are major retailers such as Circuit City, Staples and OfficeMax, service providers and cellular carriers, original equipment manufacturers ("OEMs"), auto manufacturers, regional distributors and dealers.

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

INDUSTRY

Wireless communications technology encompasses wireless communications devices such as handheld, mobile and transportable phones, pagers and two-way radios. Since its inception in 1983, the wireless phone service market has grown rapidly. An industry source, Dataquest, a leading worldwide market intelligence provider for the wireless communications industry, estimates that from 1992 through 1996, worldwide wireless phone subscribers grew at a compounded annual rate of approximately 54.5%.

In the United States, wireless phone service was developed as an alternative to conventional landline systems and existing mobile phone service and has been one of the fastest growing market segments in the communications industry. The number of U.S. wireless subscribers has grown significantly since the inception of the wireless phone industry in 1983. According to Dataquest estimates, as of December 31, 1996, there were approximately 42.2 million subscribers in the United States; Dataquest estimates that the number of wireless subscribers in the United States grew by close to ten million in 1997 alone.

The chart below sets forth certain estimated information regarding U.S. wireless phone shipments and subscriber growth:

                                            Year Ended December 31,
                                            -----------------------

                            1997       1996       1995        1994        1993
                            ----       ----       ----        ----        ----

                                                (In thousands)
Number of Wireless
   Phones Shipped          20,956     16,457     14,381       12,774       8,565

Number of Subscribers      52,180     42,188     32,187       23,630      16,255

Source: Dataquest, Mobile Telephones Worldwide, 1992-2001--Market Trends 1996 (September 1997 Estimates)

The Company believes that the U.S. market for wireless services will continue to expand due to the increasing affordability and availability of such services and shorter development cycles for new products and enhancements. In addition, many wireless service providers are upgrading their existing systems from analog to digital technology as a result of analog capacity constraints in many of the larger wireless markets and in order to respond to competition. Digital technology increases system capacity and is expected to offer other advantages, such as improved overall average signal quality, improved call security, potentially lower incremental costs for additional subscribers and the ability to provide data transmission services. If digital technology improves and becomes more affordable, the Company may benefit both from the sale of digital wireless phone accessories and peripheral devices as replacements for existing analog wireless products and from the increased system capacity digital technology offers.


PRODUCTS

Sales of wireless accessory products accounted for approximately 97.1%, 96.3% and 89.6% of ORA's net sales for the fiscal years ended in 1998, 1997 and 1996, respectively. The various power cords offered by ORA as part of its wireless phone accessory line accounted for approximately 22.7%, 21.9% and 24.2% of ORA's net sales for the fiscal years ended March 31, 1998, 1997 and 1996, respectively. ORA offers 23 different stock keeping units of power cords which support different wireless telephone models offered by 14 different manufacturers.

A new product category in ORA's line is ITS. ORA has developed numerous proprietary ITS products that allow interconnectivity between automotive safety systems, entertainment systems, navigation systems and wireless communications devices. Telcar, a product developed by ORA, serves as an integration hub for its products utilizing ORA's T-bus data protocols. Initial sales of this product are expected to commence at the end of the second quarter of its fiscal year ending March 31, 1999 or early in the following quarter. ORA's patent applications with respect to these products are currently pending before the U.S. Patent and Trademark Office.

CUSTOMERS

ORA sells its products to over 500 customers in the United States and throughout North, Central and South America. Among ORA's customers are major retailers, such as Circuit City, Staples and OfficeMax, service providers and cellular carriers, OEMs, auto manufacturers, regional distributors and dealers.

Pursuant to its distribution agreement with an unaffiliated company, ORA Electronics (UK) Ltd. ("ORA UK"), the Company may not sell products bearing the "ORA" trade name and logo outside of North, Central and South America. Under such agreement, which is perpetual, the Company does not generate any revenues with respect to sales made by ORA UK.

For the fiscal years ending March 31, 1998, 1997 and 1996, one customer, Circuit City, accounted for 38.5%, 25.4% and 23.6%, respectively, of the Company's net sales. For the fiscal years ending March 31, 1998, 1997 and 1996, Staples accounted for approximately 17.3%, 9.2% and 13.4%, respectively, of the Company's net sales.

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

To ensure comprehensive control of the marketing process, ORA has a complete in-house marketing services department. The marketing services department provides a full range of services. In addition to ad design and production, product photography, line brochures, packaging and catalogs, the department provides a number of specialized customer services including a complete planogram service specifying and illustrating the in-store arrangement of the Company's products, cooperative advertising programs, store merchandising, in-store display design and production, customer-specific collateral material, ad slicks, clip art services, semi-private labeling, private label catalogs, mail inserts and trade show exhibit management.

SALES AND DISTRIBUTION

ORA's products are distributed via national and regional consumer electronics retailers, office supply retailers, department stores, auto parts chains and other multiple outlet retailers, cellular service providers, catalog and mail order houses, and electronics distributors. In addition, ORA designs and supplies products to manufacturers of wireless communications devices, automobile manufacturers and other manufacturers under "private label" and special product agreements.

In order to facilitate prompt deliveries to its retail customers, the Company carries high levels of inventories. ORA's policy is to provide a 24-hour turnaround on a select group of its products which are stocked in depth. In addition, an ongoing "stock balancing" program allows retailers to return current, slow moving items every three months in exchange for an offsetting double order. ORA's return policy for non-salable products, including damaged products, results in significant returns for credit. ORA products carry warranties for defects in material or workmanship. These warranties vary from one year to lifetime on passive devices, with most products carrying warranties of three to five years. The Company's payment terms are typically 30 to 60 days. However, under special circumstances, the Company will offer extended terms. Net sales made on extended terms were approximately $245,000 and $890,000 for the fiscal years ended March 31, 1998 and 1997.

The Company's business is seasonal. For its fiscal years ending March 31, 1998, 1997 and 1996, on average, approximately 28.3% of the Company's net sales were in its third fiscal quarter and 17.7% in its fourth fiscal quarter, with the balance split approximately evenly between the first and second fiscal quarters.

BACKLOG

Most orders received by the Company are for immediate delivery. As of March 31, 1998 and 1997, the Company had approximately $1,277,000 and $362,000, respectively, in backlog orders, including orders for current delivery, orders for later delivery, back orders and special orders, all of which may be cancelled or modified by the customer. Such backlog represented approximately $279,000 of back orders as of March 31, 1998, compared to approximately $294,000 of back orders as of March 31, 1997.

RESEARCH AND DEVELOPMENT

The Company has always focused on innovation as a means of maximizing margins and capturing and maintaining market share. During its fiscal years ended March 31, 1998, 1997 and 1996, as reflected in its audited financial statements, the Company spent approximately $440,000, $550,000 and $520,000, respectively, on research and development related activities. In addition, the Company estimates that approximately an additional $36,000, $80,000 and $77,000, respectively, was spent for purchased materials that do not have alternative future uses. ORA maintains an in-house research and development engineering staff. The acquisition of a product development group in the beginning of 1994 increased the size and quality of ORA's R&D staff. The Company maintains extensive research and testing facilities (including an anechoic chamber) at its corporate headquarters, thus allowing it to conduct sophisticated operations such as testing radiation patterns for antenna and, thus, promoting product safety. ORA also has strategic relationships with other independent research and development companies to utilize their respective specialized skills or equipment.

Many of ORA's products carry UL listings or FCC approvals. The Company has been awarded the prestigious Innovation in Engineering Award from the Electronics Industry Association four times, in 1998, 1997, 1996 and 1995. Additionally, ORA is Underwriters Laboratories, Inc. ISO 9000 certified and operates under the ISO 9002 quality standards.

MANUFACTURING AND PACKAGING

ORA out-sources the manufacturing of its products using contract manufacturers and "bid" manufacturing. Contract manufacturers are used mainly for proprietary products such as Telcar, battery chargers and hands-free adapters. Bid manufacturers are used mainly to produce commodity items such as battery packs and power cords. Manufacturing plants are located in the US, Taiwan, China, Hong Kong and Korea. ORA is not dependent on any one manufacturer to produce products. The Company believes that such production is "portable" and can be moved rapidly to other manufacturers and assemblers. The Company is, however, dependent on the availability of raw materials and labor, and is subject to customs regulations and quotas both in the US and abroad.

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

TRADEMARKS AND PATENTS

The Company actively pursues a program of protecting its intellectual property by seeking patent, copyright and trademark protection for its products to the maximum extent permissible under U.S. and foreign laws. Currently, the Company owns 36 issued patents and has an additional six pending patent applications covering various unique and novel aspects of certain of its products in both the United States and in some foreign jurisdictions. Most of the Company's patents have the majority of their term remaining.

The Company also owns 20 trademarks registered on the Principal Trademark Register of the United States under which the Company markets its goods and offers its services. The Company also copyrights its manuals, sales and product literature, as well as numerous software codes and protocols necessary to operate several of its processor controlled products and systems.

No assurance can be given that the Company's existing patents or any future patents will not be challenged, invalidated or circumvented, or that competitors of the Company will not independently develop or patent technologies which are substantially equivalent or superior to the Company's technologies.

EMPLOYEES

As of June 15, 1998, the Company had 57 employees. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory.

ITEM 2 - PROPERTIES

The Company owns its 80,000 square foot headquarters and distribution facility in Chatsworth, California. Such property is subject to a deed of trust in favor of the Aid Association for Lutherans, which entity provided financing for the acquisition of the property.

ITEM 3 - LEGAL PROCEEDINGS

The Company was involved in a lawsuit titled ALLIANCE RESEARCH CORPORATION V. TELULAR CORPORATION; including the counterclaim entitled TELULAR CORPORATION V. ALLIANCE RESEARCH CORPORATION, United States District Court for the Central District of California, Case No. CV 94-1065-JSL.

As previously disclosed on a Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on March 3, 1998, the Company and Telular Corporation ("Telular") settled the lawsuit pursuant to a Settlement Agreement and Mutual General Release dated March 2, 1998. According to the terms of the settlement, Telular Corporation will receive from the Company cash payments totaling $1,500,000 over a two year period and 300,000 shares of the Company's common stock and may receive additional shares of common stock on February 1, 2000, if necessary to ensure that the total shares of common stock received by Telular Corporation have a market value of $1,500,000 as of such date. Pursuant to the settlement, the lawsuit was dismissed with prejudice, although the Company is enjoined from selling its CDL line of products. The Company has had no sales of such product line since before April 1, 1996.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1998.

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

The Company's common stock, par value $.001 per share (the "Common Stock"), was listed for trading on December 20, 1996, following its merger with North American Energy of Delaware, Inc. (the "NAED Merger"), on the OTC Bulletin Board. As of June 25, 1998, there were approximately 645 stockholders of record of the Company's Common Stock. On June 25, 1998, the last reported sale price of the Common Stock on the OTC Bulletin Board was $2.06. The following table sets forth the high and low sales prices for the Common Stock for each quarterly period since such stock began trading:

                                                             High          Low
                                                             ----          ----
    Fiscal year ended March 31, 1997:

        First Quarter...............................          N/A          N/A
        Second Quarter..............................          N/A          N/A
        Third Quarter (commencing December 20, 1996)         $7.00        $4.00
        Fourth Quarter..............................          9.00         3.50

    Fiscal year ended March 31, 1998:

        First Quarter...............................          4.38         1.25
        Second Quarter..............................          4.38         2.25
        Third Quarter...............................          2.25         1.50
        Fourth Quarter..............................          2.00         1.25

Dividend Policy

The Company intends to use its cash flow from operations to finance its working capital needs. The payment of cash dividends, if any, in the future is within the discretion of the Company's Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition and other relevant factors. Since having become a C corporation for tax purposes in December 1996, the Company has not paid a dividend on its Common Stock and does not intend to declare any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Pursuant to a Stock Agreement dated March 2, 1998, arising from a settlement of patent litigation with Telular Corporation, the Company issued to Telular Corporation 300,000 shares of its common stock. These shares were subsequently registered with the SEC effective May 11, 1998.

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

                              ORA ELECTRONICS, INC.
                    STATEMENT OF INCOME AND RETAINED EARNINGS

                                                                Years Ended March 31,
----------------------------------------------------------------------------------------------------------------------
                                              1998            1997            1996            1995            1994
                                          ------------    ------------    ------------    ------------    ------------
Net sales                                 $ 15,443,432    $ 18,718,113    $ 24,110,436    $ 25,308,778    $ 20,398,962
Cost of goods sold                           9,152,641      12,211,623      15,354,206      15,687,331      10,559,143
                                          ------------    ------------    ------------    ------------    ------------
Gross profit                                 6,290,791       6,506,490       8,756,230       9,621,447       9,839,819
                                          ------------    ------------    ------------    ------------    ------------
Operating Expenses:
Selling and shipping expenses                2,434,547       3,163,863       3,997,970       4,161,196       3,767,825
General and administrative expenses          5,742,427       5,183,082       5,202,191       4,407,590       4,183,391
                                          ------------    ------------    ------------    ------------    ------------
Total operating expenses                     8,176,974       8,346,945       9,200,161       8,568,786       7,951,216
                                          ------------    ------------    ------------    ------------    ------------
Other (income) expenses:
Interest expense                               702,128       1,072,107       1,056,529         898,534         782,647
Other expense (income)                         (10,627)       (231,620)        (58,783)        (56,790)         (3,989)
                                          ------------    ------------    ------------    ------------    ------------
Total other expenses                           691,501         840,487         997,746         841,744         778,658
                                          ------------    ------------    ------------    ------------    ------------
Total expenses                               8,868,475       9,187,432      10,197,907       9,410,530       8,729,874
                                          ------------    ------------    ------------    ------------    ------------
Net income (loss) before income taxes       (2,577,684)     (2,680,942)     (1,441,677)        210,917       1,109,945
Provision (benefit) for income taxes                 0               0         (23,822)         27,861          32,633
                                          ------------    ------------    ------------    ------------    ------------
Net income (loss)                         $ (2,577,684)   $ (2,680,942)   $ (1,417,855)   $    183,056    $  1,077,312
                                          ============    ============    ============    ============    ============
PRO FORMA DATA:
Historical income (loss) before
 income taxes                             $ (2,577,684)   $ (2,680,942)   $ (1,441,677)   $    210,917    $  1,109,945
Proforma income tax provision (benefit)              0               0    $   (713,913)   $     84,367    $    443,978
                                          ------------    ------------    ------------    ------------    ------------
Proforma net income (loss)                $ (2,577,684)   $ (2,680,942)   $   (727,764)   $    126,550    $    665,967
                                          ------------    ------------    ------------    ------------    ------------
Proforma net income (loss) per share      $      (0.39)   $      (0.41)   $    (727.76)   $     126.55    $     665.97
                                          ------------    ------------    ------------    ------------    ------------
Proforma weighted average common shares
   outstanding                               6,627,697       6,589,068           1,000           1,000           1,000
                                          ============    ============    ============    ============    ============
BALANCE SHEET DATA:
Working capital                           $  1,131,155    $  2,829,897    $  1,290,836    $  2,892,990    $  3,364,889
                                          ============    ============    ============    ============    ============
Total assets                              $ 14,337,715    $ 16,728,304    $ 17,128,943    $ 17,020,943    $ 14,165,803
                                          ============    ============    ============    ============    ============
Long term debt                            $  6,105,477    $  5,601,516    $  7,188,902    $  7,246,168    $  6,798,073
                                          ============    ============    ============    ============    ============
Stockholders' equity                      $  2,141,880    $  4,400,674    $  1,278,217    $  2,696,072    $  3,263,016
                                          ============    ============    ============    ============    ============

The proforma data above is provided for information purposes only, to reflect the effects of federal and state income taxes had the Company had been taxed as a C corporation rather than an S corporation, since April 1, 1993.


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

                                             Years Ended March 31,

                                       1998         1997         1996
                                       ----         ----         ----

Net sales                              100.0%       100.0%       100.0%
Cost of sales                           59.3         65.2         63.7
                                       -----        -----        -----
Gross Profit                            40.7         34.8         36.3
Selling and shipping expenses           15.3         16.9         16.6
Administrative and general expenses     37.6         27.7         21.6
                                       -----        -----        -----

Loss From Operations                   (12.2)        (9.8)        (1.9)
Interest expense                         4.5          5.7          4.4
Other (income)                           0.0         (1.2)        (0.3)
                                       -----        -----        -----

Net (loss) before taxes                (16.7)       (14.3)        (6.0)

Proforma income taxes (benefit)          0.0          0.0         (3.0)
                                       -----        -----        -----
Proforma net (loss)                    (16.7)%      (14.3)%       (3.0)%
                                       ======       ======       ======


FISCAL YEAR ENDED MARCH 31, 1998 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1997

Net sales decreased 17.5 % to $15,443,432 in fiscal year 1998, compared to $18,718,113 in fiscal year 1997, a decrease of $3,274,681. This decrease reflects lower than expected orders from consumer electronics retailers who have reported comparable store sales decreases compared to the prior year. Retailers have reported that their wireless telephone activations are lower as a result of reduced financial incentives offered to them by wireless telephone carriers. The Company believes that its traditional retail customers may face increased competitive pressures from wireless service providers and that, consequently, orders for its wireless products from such retailers may continue to decline. The Company is exploring alternative channels of distribution. The Company allows stock balancing (return of unsold items for different merchandise) to enable customers to freshen inventory. Higher than expected returns from customers relating to such stock balancing also contributed to lower net sales.

Gross profit decreased to $6,290,791 for fiscal year 1998 from $6,506,490 in fiscal year 1997. Gross profit as a percentage of net sales increased to 40.7% in fiscal year 1998 from 34.8% in fiscal year 1997. The decrease in absolute dollars is primarily attributable to the decreased number of units sold combined with an increase in customer returns of unsold merchandise. The increase in profit margin as a percentage of net sales is primarily attributable to the Company's successful efforts to procure its product inventory at lower prices, primarily from Taiwan and China.

Operating expenses in total decreased to $8,176,974 in fiscal year 1998 from $8,346,945 in fiscal year 1997. Selling and shipping expenses decreased to $2,434,547 in fiscal year 1998 compared to $3,163,863 in fiscal year 1997, primarily attributable to lower costs of shipping, warehousing, freight, sales commissions, and lower expenditures for advertising. Media, promotional and catalogue advertising decreased to $33,719 in fiscal year 1998 from $105,991 in fiscal year 1997. Administrative and general expenses increased to $5,742,427 in fiscal year 1998 compared to $5,183,082 in fiscal year 1997, primarily attributable to higher legal fees associated with the resolution of the Company's patent litigation against Telular Corporation, higher bank fees and bad debt experience, partially offset by reductions in personnel.

Operating expenses as a percentage of net sales increased to 52.9% in fiscal year 1998 from 44.6% in fiscal year 1997, primarily due to the decrease in net sales.

The Company had interest expense of $702,128 in fiscal year 1998 compared to $1,072,107 in fiscal year 1997. The decrease is primarily attributable to decreases in the Company's usage of its bank line of credit during fiscal 1998.

Other income decreased to $10,627 for fiscal year 1998 compared to $231,620 in fiscal year 1997, primarily attributable to a refund of required estimated Federal income tax payments in fiscal year 1997, resulting from the Company's S corporation status for most of fiscal 1997.

FISCAL YEAR ENDED MARCH 31, 1997 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1996

Net sales decreased 22.4% to $18,718,113 in fiscal year 1997, compared to $24,110,436 in fiscal year 1996, a decrease of $5,392,323. This decrease reflects lower than expected orders from consumer electronics retailers who reported comparable store sales decreases compared to the prior year. Retailers reported that reduced financial incentives to activate cellular telephones offered by cellular telephone carriers negatively impacted the level of cellular telephone activations in the retail channel. The Company allows stock balancing (return of unsold items for different merchandise) to enable customers to freshen inventory. Higher than expected returns from customers relating to such stock balancing also contributed to lower net sales.

Gross profit decreased to $6,506,490 for fiscal year 1997 from $8,756,230 in fiscal year 1996. Gross profit as a percentage of net sales decreased to 34.8% in fiscal year 1997 from 36.3% in fiscal year 1996. The decrease in absolute dollars was primarily attributable to the decreased number of units sold combined with an increase in customer returns of unsold merchandise. The decrease in profit margin was primarily attributable to competitive pressure among the Company's large retail customers and the resulting pressure on wholesale prices.

Operating expenses decreased in all categories to $8,346,945 in fiscal year 1997 from $9,200,161 in fiscal year 1996. Selling and shipping expenses decreased to $3,163,863 in fiscal year 1997 compared to $3,997,970 in fiscal year 1996, primarily attributable to lower costs of shipping, warehousing, freight, sales commissions, and lower expenditures for advertising. Media, promotional and catalog advertising decreased to $105,991 in fiscal year 1997 from $460,125 in fiscal year 1996. Administrative and general expenses decreased to $5,183,082 in fiscal year 1997 compared to $5,202,191 in fiscal year 1996, primarily attributable to lower bad debt experience combined with reductions in personnel. These administrative and general expense reductions were offset by costs related to the NAED Merger and the resultant change to a public C corporation, which occurred on December 20, 1996. Operating expenses as a percentage of net sales increased to 44.6% in fiscal year 1997 from 38.2% in fiscal year 1996 due to the decrease in net sales.

The Company had interest expense of $1,072,107 in fiscal year 1997 compared to $1,056,529 in fiscal year 1996. The increase was primarily attributable to increase in the Company's bank line of credit usage during fiscal 1997.

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

At March 31, 1998, the Company had $407,694 in cash and cash equivalents with a working capital surplus of $1,131,155, contrasted to $321,647 in cash and cash equivalents with a working capital surplus of $2,829,897 at March 31, 1997. Net cash used in operating activities was $937,077 for the fiscal year ended March 31, 1998, compared with net cash used in operating activities of $964,201 for the fiscal year ended March 31, 1997. Working capital may vary from time to time as a result of seasonality, new product introductions, capital expenditures and changes in inventory levels.

To supplement cash flow from operations, if necessary, the Company maintains a $5,000,000 revolving credit facility to be used for general working capital purposes. The credit agreement (dated April 4, 1997) with FINOVA Capital Corporation ("FINOVA"), as amended, allows the Company to borrow funds at Citibank N.A.'s reference rate plus 1% and there is an unused line fee of 0.5%.

The Company's funds are swept daily and capital is made available based on 70% of eligible accounts receivable and 35% of eligible inventory. Based on the Company's level of underlying collateral and the formulas utilized to calculate eligible collateral, the Company had borrowing capacity from this line of credit of approximately $2,600,000 at March 31, 1998.

Under the FINOVA facility, the Company is required to maintain various covenants, including meeting certain net worth requirements, a liquidity ratio, a debt service coverage ratio and restrictions of capital expenditures, additional indebtedness and the payment of dividends. On March 27, 1998, the Company negotiated a revision of all covenants at levels that the Company believes can be maintained. However, the Company's ability to maintain such covenants depends, in part, upon its ability to penetrate new distribution channels. No assurances can be given as to the Company's ability to do so.

On December 23, 1996, the Company obtained a $1,000,000 loan from an unrelated third party which was used to pay the initial required $1,000,000 reduction on its then existing credit facility. Such $1,000,000 loan bears interest at 8% per annum and all principal and interest is due and payable upon maturity on December 31, 2001.

The loan from the Aid Association for Lutherans ("AAL") obtained by the Company to purchase its headquarters and distribution facility in Chatsworth, California is, by its terms, callable by AAL upon six months notice. As of March 31, 1998, the outstanding principal balance of such loan was $4,601,516. Such loan bears interest at 9.875% per year, is payable in monthly installments of $43,418, representing both principal and interest, matures in February 2019 and is secured by the real property on which the facility is located.

Net cash flow from investing activities of $108,392 for fiscal year 1998 principally reflects the issuance of 300,000 shares of the Company's common stock to Telular Corporation, partially offset by approximately $182,000 in capital expenditures. The shares issued to Telular Corporation were pursuant to a Settlement Agreement described more fully in Item 3 of this Annual Report.

Net cash flow from financing activities of $914,732 for fiscal year 1998 principally reflects the issuance of approximately $886,000 of debt to Telular Corporation pursuant to a Settlement Agreement described more fully in Item 3 of this Annual Report.

The Company is currently evaluating its management information systems as part its strategy and growth expectations for the future. The likely result of this evaluation will be a systems conversion for the Company's core business processes. Although the ultimate cost of a systems conversion has not yet been determined, the Company believes that it will incur between $100,000 and $150,000 related to this project in fiscal 1999.

The Company believes that available cash, cash flow from operations and available borrowings through its credit facility, will be sufficient to meet operating needs and capital expenditure requirements for the foreseeable future, although no assurances can be given.

RECENT ACCOUNTING PRONOUNCEMENTS AND OTHER MATTERS

During February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 128, Earnings per Share ("SFAS 128"), which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company adopted SFAS 128 in third fiscal quarter of 1998. SFAS 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. The Company's adoption of SFAS 128 required no change in the Company's previously reported earnings per share.

In June 1997, the FASB issued Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" ("SFAS 130"), effective for fiscal years beginning after December 15, 1997. The new rules establish standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. The Company has adopted the provisions of SFAS 130 as of April 1, 1998. For all periods presented in this Annual Report, there was no comprehensive income.

In June 1997, the FASB issued Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), effective for fiscal years beginning after December 15, 1997. The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. SFAS 131 is effective for the Company in fiscal 1999. The Company currently evaluates its operations as one segment.

The widespread use of computer programs that rely on two-digit dates to perform computations and decision-making functions may cause computer systems to malfunction prior to or in the year 2000 and lead to significant business delays and disruptions in the United States and internationally. The Company has developed a plan to minimize the impact of this "year 2000 problem" and periodically reports on the status of its efforts to the Company's corporate officers and Board of Directors. Pursuant to such plan, the Company is engaged in the process of identifying programs used by its computer systems that may malfunction as a result of the use of such two-digit dates, and has initiated programs to rectify any problems, including upgrading existing software packages, implementing new year 2000 compliant systems or repairing existing software. The Company has also begun communications with its significant suppliers to determine the extent to which the Company's operations are vulnerable to those third parties' failure to solve their own year 2000 issues. Management believes that the costs of resolving potential year 2000 issues will not be material and that the necessary revisions or replacements of material computer systems will be accomplished in a timely manner.

FORWARD LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above. The matters discussed herein with respect to the anticipated growth and expansion of the wireless telephone industry and the development of new wireless communications technologies, increased capacity in digital technology, the introduction of new products by the Company, including products utilizing the Company's T-bus data protocols, the Company's ability to penetrate new distribution channels, future sales levels, costs associated with, and effectiveness of, the Company's proposed new management information system, compliance with financial covenants in loan agreements, sufficiency of the Company's available cash, cash flows and available borrowings to meet its operating needs and capital expenditure requirements, the Company's ability to secure future financing, the outcome of the Company's patent applications pending in the U.S. Patent and Trademark Office, the ability of the Company to address issues relating to the "year 2000 problem" and the potential outcome of any pending litigation involving the Company, among others, are forward looking statements. In addition, when used in this discussion, the words "anticipates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Annual Report. Statements in this Annual Report, particularly in "Item 1. Business", "Item 3. Legal Proceedings", the Notes to Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," describe certain factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas: the receptivity of consumers to new consumer electronics technologies, the development of the digital communications system, the rate and consumer acceptance of new product introductions, competition, the number and nature of customers and their product orders, the Company's patents pending before the U.S. Patent and Trademark Office, pricing, foreign manufacturing, sourcing and sales (including foreign government regulation, trade and importation concerns and fluctuation in exchange rates), borrowing costs, changes in taxes due to changes in the mix of U.S. and non U.S. revenue, pending or threatened litigation, the availability of key personnel, the ability of the Company and the Company's suppliers to address issues relating to the "year 2000 problem" and other risk factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


The Company's financial statements for the fiscal years ended March 31, 1998 and March 31, 1997 were audited by Richard & Hedrick ("R&H"), and its financial statements for the fiscal year ended March 31, 1996, were audited by Tanner, Mainstain & Hoffer ("TM&H"). The Company became subject to the reporting requirements of the Securities Exchange Act of 1934 on December 20, 1996, pursuant to the NAED Merger. Prior to such merger, on November 30, 1996, the Company retained Richard & Hedrick as its auditor for its fiscal year ended March 31, 1997. All of the appointments of auditors described above were approved by the Company's Board of Directors.

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



                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting scheduled for September 14, 1998, to be filed with the Securities and Exchange Commission within 120 days after March 31, 1998, and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting scheduled for September 14, 1998, to be filed with the Securities and Exchange Commission within 120 days after March 31, 1998, and is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting scheduled for September 14, 1998, to be filed with the Securities and Exchange Commission within 120 days after March 31, 1998, and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting scheduled for September 14, 1998, to be filed with the Securities and Exchange Commission within 120 days after March 31, 1998, and is incorporated herein by reference.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

     (1)  Financial Statements:

          Reports of Independent Auditors

          Balance Sheets at March 31, 1998 and 1997

          Statements of Operations for the Twelve-Month Periods Ended March 31, 1998, 1997 and 1996

          Statements of Stockholders' Equity for the Twelve-Month
          Periods Ended March 31, 1998, 1997 and 1996

          Statements of Cash Flows for the Twelve-Month Periods
          Ended March 31, 1998, 1997 and 1996

          Notes to Financial Statements

     (2)  Financial Statement Schedules:

          The schedules specified under Regulation S-X are either not applicable or immaterial to the Company's financial statements for each of the three years in the period ended March 31, 1998.

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

     4.3       Specimen Class B Warrant Certificate.  <F2>

     4.4       Specimen Class C Warrant Certificate.  <F2>

     4.5       Specimen Class D Warrant Certificate.  <F2>

     4.6 Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (the "Warrant Agent"), dated as of December 20, 1996. <F2>

     4.7 Letter Agreement, dated June 10, 1997, from Sheppard, Mullin, Richter & Hampton LLP to the Warrant Agent. <F4>

    10.1 Loan and Security Agreement, dated April 4, 1997, by and between the Company and FINOVA Capital Corporation ("FINOVA"). <F4>

    10.2 Amendment to Loan Agreement, dated April 4, 1997, by and between the Company and FINOVA. <F4>

    10.3 Collateral Assignment, Patent Mortgage and Security Agreement, dated as of April 4, 1997, by and between the Company and FINOVA.
               <F4>

    10.4 Waiver and Second Amendment to Loan Agreement, dated June 26, 1997, between the Company and FINOVA. <F4>

    10.5 Waiver and Third Amendment to Loan Agreement, dated November 13, 1997, between the Company and FINOVA. <F5>

    10.6 Waiver and Fourth Amendment to Loan Agreement, dated February 11, 1998, between the Company and FINOVA.

    10.7 Waiver and Fifth Amendment to Loan Agreement, dated March 27, 1998, between the Company and FINOVA.

    10.8       ORA Electronics, Inc. 1996 Stock Plan.  <F3>

    10.9 Form of ORA Electronics, Inc. 1996 Stock Plan Stock Option Grant Agreement. <F3>

    10.10 Form of ORA Electronics, Inc. Non-Employee Directors Stock Option Plan. <F3>

    10.11 Form of ORA Electronics, Inc. Non-Employee Directors Stock Option Agreement. <F3>

    10.12      Form of Indemnification Agreement.  <F3>

    10.13 Employment Agreement dated as of December 19, 1996 by and between the Company and Gershon N. Cooper. <F3>

    10.14 Amended and Restated Promissory Note dated December 17, 1996, made by Gershon N. Cooper and Ruth Cooper in favor of the Company. <F3>

    10.15 Promissory Note dated December 6, 1996, made by Gershon N. Cooper and Ruth Cooper in favor of the Company. <F3>

    10.16 Amended and Restated Commercial Credit Agreement dated as of December 31, 1996, by and among Sanwa Bank California, the Company, Gershon N. Cooper, Ruth Cooper and the Cooper
               Living Trust.   <F3>

    10.17 Amended and Restated Security Agreement dated as of December 31, 1996, by and between the Company and Sanwa Bank California. <F3>

    10.18 Secured Promissory Note dated as of February 1, 1989, made by the Company in favor of the Aid Association for Lutherans. <F3>

    10.19 Promissory Note dated as of December 23, 1996, made by the Company in favor of General Funding Corporation. <F3>

    11         Statement re: Computation of Earnings Per Share.

    16         Letter re Change in Accountants.

    23.1       Independent Auditors' Consent of Richard & Hedrick.

    23.2 Independent Auditors' Consent of Tanner, Mainstain, Hoffer & Peyrot (formerly Tanner, Mainstain & Hoffer)

    27         Financial Data Schedule.

    99.1 Letter Agreement dated December 19, 1996 between the Company and DLS Financial Services, Inc. <F3>

    99.2 Registration Rights Agreement, dated as of December 20, 1996, between the Company and The Cooper Family Living Trust. <F3>

    99.3 Settlement Agreement and Mutual General Release dated March 2, 1998, between the Registrant and Telular Corporation. <F6>


----------------------

    <F1>Incorporated by reference from the Form 8-K/A filed on December 20,
        1996, by North American Energy of Delaware, Inc., predecessor to the Registrant.

    <F2>Incorporated by reference from the Registrant's Form 8-K filed on
        December 20, 1996.

    <F3>Incorporated by reference from the Registrant's Form 10-Q filed on
        February 14, 1997.

    <F4>Incorporated by reference from the Registrant's Form 10-K filed on June
        30, 1997.

    <F5>Incorporated by reference from the Registrant's Form 10-Q filed on
        February 14, 1998.

    <F6>Incorporated by reference from the Registrant's Form 8-K filed on
        March 3, 1998.




(b) Reports on Form 8-K:

     A Current Report on Form 8-K was filed on March 3, 1998, in connection with the Company's settlement of the lawsuit titled ALLIANCE RESEARCH CORPORATION v. TELULAR CORPORATION. Pursuant to such settlement, the lawsuit will be dismissed with prejudice, although the Company will remain enjoined from selling its CDL line of products. Such settlement is governed by a Settlement Agreement and Mutual General Release dated March 2, 1998 between the Company and Telular Corporation.

                              ORA ELECTRONICS, INC.


                          INDEX TO FINANCIAL STATEMENTS


INDEPENDENT AUDITORS' REPORT (Richard & Hedrick)

INDEPENDENT AUDITORS' REPORT (Tanner, Mainstain & Hoffer)

FINANCIAL STATEMENTS:

Balance sheets at March 31, 1998 and 1997

Statements of operations for the twelve month periods ended March 31, 1998, 1997 and 1996

Statements of stockholders' equity for the twelve-month periods ended March 31, 1998, 1997 and 1996

Statements of cash flows for the twelve-month periods ended March 31, 1998, 1997 and 1996

Notes to financial statements

                                RICHARD & HEDRICK
             ACCOUNTANCY CORPORATION * CERTIFIED PUBLIC ACCOUNTANTS
                        MEMBER OF AICPA * MEMBER OF CSCPA
                    5857 UPLANDER WAY * CULVER CITY, CA 90230
                      PHONE 310-348-4188 * FAX 310-348-4189


May 30, 1998


ORA Electronics, Inc.
Chatsworth, CA 91311


To the Shareholders and the Board of Directors of ORA Electronics, Inc.:

We have audited the accompanying balance sheets of ORA Electronics, Inc. as of March 31, 1998 and 1997 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORA Electronics, Inc. as of March 31, 1998 and 1997 and the results of their operations and their cash flows for each year in accordance with generally accepted accounting principles.

The financial statements for ORA Electronics, Inc. (formerly Alliance Research Corporation) for the year ended March 31, 1996 were audited by other independent accountants whose report, dated November 6, 1996, expressed an unqualified opinion.







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


   /s/  Peter Mainstain
----------------------------
        Peter Mainstain

TANNER, MAINSTAIN & HOFFER
An Accountancy Corporation

Los Angeles, California
November 6, 1996

                              ORA ELECTRONICS, INC.
                                  BALANCE SHEET
                             March 31, 1998 and 1997

ASSETS
------                                            1998                  1997
                                                  ----                  ----
Current assets:
Cash and cash equivalents (Note 4)            $   407,694        $   321,647
Trade accounts receivable, less
  allowances for sales returns and
  doubtful accounts (Note 4)                    2,112,292          3,499,517
Inventories (Notes 4 and 13)                    4,627,251          5,449,028
Federal tax refund (Note 3)                           -              219,927
Prepaid expenses                                   74,276             65,892
                                              -----------        -----------

      Total current assets                      7,221,513          9,556,011

Property and equipment, less accumulated
  depreciation (Note 6)                         6,231,494          6,301,378

Other assets:
Loan receivable, officer (Note 5)                 579,833            551,337
Deferred expenses (Note 4)                        304,875            319,578
                                              -----------        -----------

      Total assets                            $14,337,715        $16,728,304
                                              ===========        ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt
      (Note 8)                                   $488,604            $63,186
   Notes payable (Note 7)                       1,355,847          1,257,197
   Trade payables                               2,925,677          3,738,108
   Accrued interest (Notes 7 and 8)               101,648            110,717
   Other accounts payable and
     accrued expenses                           1,218,582          1,556,906
                                              -----------        -----------

      Total current liabilities                 6,090,358          6,726,114
Long-term debt (Note 8)                         6,105,477          5,601,516
                                              -----------        -----------

      Total liabilities                        12,195,835         12,327,630
                                              -----------        -----------

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

Commitments and contingencies (Note 11)

Stockholders' equity:



Preferred stock $.001 par value;
  authorized 5,000,000 shares;
  none issued                                        -                   -
Common stock $.001 par value;
  authorized 30,000,000 shares; reserved
  for options and warrants 2,586,868
  shares and 2,364,480 shares at March 31,
  1998 and 1997; issued and outstanding
  6,908,722 shares and 6,589,068 shares at
  March 31, 1998 and 1997. (Note 2)                6,909               6,589
Paid-in capital (Note 2)                       6,125,380           5,806,810
Retained earnings (deficit)                   (3,990,409)         (1,412,725)
                                             ------------        -----------

      Total stockholders' equity               2,141,880           4,400,674
                                             -----------         -----------

      Total liabilities and
        stockholders' equity                 $14,337,715         $16,728,304
                                             ===========         ===========
























               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                              ORA ELECTRONICS, INC.
                             STATEMENT OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                    1998                  1997               1996
                                    ----                  ----               ----
Net sales (Notes 4 & 10)         $15,443,432           $18,718,113        $24,110,436

Cost of goods sold                 9,152,641            12,211,623         15,354,206
                                 -----------           -----------        -----------
     Gross profit                  6,290,791             6,506,490          8,756,230
                                 -----------           -----------        -----------
Operating expenses:
     Selling and shipping          2,434,547             3,163,863          3,997,970
     Administrative and general    5,742,427             5,183,082          5,202,191
                                 -----------           -----------        -----------
       Total operating expenses    8,176,974             8,346,945          9,200,161
                                 -----------           -----------        -----------
Other (income) expenses:
     Interest expense                702,128             1,072,107          1,056,529
     Interest/other income          (10,627)             (231,620)           (58,783)
                                 -----------           -----------        -----------
          Total other expenses       691,501               840,487            997,746
                                 -----------           -----------        -----------
Loss before income taxes         (2,577,684)           (2,680,942)        (1,441,677)

Income tax (benefit)(Note 15)              0                     0           (23,822)
                                 -----------           -----------        -----------
          Net loss              $(2,577,684)          $(2,680,942)       $(1,417,855)

                                ============          ============        ===========

Loss per share:
     Basic and diluted          $     (0.39)          $     (0.41)       $ (1,417.86)

Number of shares used in the
     per share calculation:
     Basic and diluted             6,627,697             6,589,068              1,000

Pro forma per share information:
(Notes 2 and 14)

Pro forma loss per share:
     Basic and diluted           $    (0.39)          $     (0.41)       $     (0.22)

Pro forma number of shares used
     in per share calculation:
     Basic and diluted             6,627,697             6,589,068          6,589,068


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                              ORA ELECTRONICS, INC. STATEMENT OF STOCKHOLDER'S
                             EQUITY FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

                                            Common Stock                                                  Retained
                                                             Number               Preferred   Paid-In     Earnings     Stockholders'
                                    Options    Warrants     of Shares   Amount      Stock     Capital     (Deficit)       Equity
                                    -------    ---------    ---------   -------   ---------   --------    ----------   -------------
Balance, March 31, 1996                   0            0        1,000   10,000            0   $      0    $1,268,217      $1,278,217

Merger of Alliance Research
   Corp. into ORA
   Electronics, Inc.:

Cancellation of Alliance
   Research Corporation shares            0            0      ( 1,000) (10,000)           0          0             0        (10,000)
Issuance of ORA Electronics, Inc.
   shares                                 0            0    5,000,000    5,000            0          0             0           5,000

Proceeds from exercise of 2,200
   options at $1.50 per share             0            0        2,200        2            0      3,298             0           3,300

Merger of North American Energy
   of Delaware, Inc. into ORA
   Electronics, Inc.                 75,480    2,156,000      250,000      250            0      (125)             0             125

Common shares issued for advisory
   services                               0            0      160,566      161            0       (80)             0              81

Common shares issued in
   satisfaction of $5,804,893
   of indebtedness                        0            0    1,176,302    1,176            0  5,803,717             0       5,804,893

Employee stock plan grants
   (Note 12)                        133,000

Net loss for the year ended
   March 31, 1997                      0               0        0            0            0          0   (2,680,942)     (2,680,942)
                                    -------    ---------    ---------   ------       ------ ----------   -----------     -----------
Balance, March 31, 1997             208,480    2,156,000    6,589,068   $6,589       $    0 $5,806,810  ($1,412,725)      $4,400,674

Common shares issued in
   satisfaction of Telular
   settlement                                                 300,000      300                 299,700                      300,000

Issuance of warrants                           259,888

Issuance of common shares                                      19,654       20                  18,870                     18,890

Employees stock plan forfeitures   (37,500)

Net loss for the year ended
   March 31, 1998                                                                                        (2,577,684)    (2,577,684)
                                    -------    ---------    ---------   ------    --------- ----------   -----------    -----------
                                    170,980    2,415,888    6,908,722   $6,909    $   -     $6,125,380   $(3,990,409)   $2,141,880
                                    =======    =========    =========   ======    ========= ==========   ============   ===========

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                              ORA ELECTRONICS, INC.
                             STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                              1998                 1997                  1996
                                                              ----                 ----                  ----
Cash flows from operating activities:
     Net loss                                          $ (2,577,684)         $  (2,680,942)         $ (1,417,855)
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                        266,588               343,831               321,659
        Provision for losses and returns on
        accounts receivable                                  305,371              (468,047)            1,142,718
     Changes in assets and liabilities:
        Accounts receivable                                1,081,854               302,744            (1,326,089)
        Inventories                                          821,777               363,702              (144,284)
        Federal tax refund                                   219,927               190,876              (252,512)
        Prepaid expenses                                     (8,383)               (28,580)              299,371
        Accounts payable, accrued interest and
        other accrued expenses                           (1,046,527)             1,012,215               651,179
                                                         -----------           -----------           -----------
                 Net cash (used in)
                   operating activities                    (937,077)              (964,201)             (725,813)
                                                         -----------           -----------           -----------
Cash flows from investing activities:
     Capital expenditures                                  (182,001)                29,585              (268,944)
     Loan receivable, officer                               (28,497)              (307,355)             (243,982)
     Deferred expenses                                           -                     -                  64,835
     Proceeds from issuance of stock                         318,890             5,804,893                   -
                                                        ------------           -----------           -----------
             Net cash provided by (used in)
               investing activities                          108,392             5,527,123              (448,091)
                                                        ------------           -----------           -----------
Cash flows from financing activities:
     Borrowing (repayment) of notes payable                   98,650            (3,017,803)              925,000
     Repayment of trust deed payable                        (69,715)               (57,267)              (51,904)
     Issuance (repayment) of long-term debt                  885,797            (1,524,200)                  -
                                                        ------------           ------------           -----------
             Net cash provided by (used in)
               financing activities                          914,732            (4,599,270)              873,096
                                                        ------------           -----------           -----------
Net increase (decrease) in cash and cash equivalents          86,047               (36,348)             (300,808)
Cash and cash equivalents at beginning of year               321,647               357,995               658,803
                                                        ------------           -----------           -----------
Cash and cash equivalents at end of year                $    407,694           $   321,647            $  357,995
                                                        ============            ==========            ==========
Supplemental disclosure of cash flow information:
     Interest paid                                      $    702,128           $ 2,636,350            $  758,018
                                                        ============            ==========            ==========
     Income taxes paid                                  $          0           $         0            $    6,500
                                                        ============            ==========           ===========


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                              ORA ELECTRONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BUSINESS:

ORA Electronics, Inc. (the "Company") is a developer and supplier of interface, connectivity solutions and peripheral accessories for wireless communication devices. The Company's products supplement the effectiveness of cellular telephones, personal communications systems ("PCS"), pagers, computing devices and Intelligent transportation Systems industry. The Company currently carries over 2,000 products which are sold to over 500 customers in the United States, and throughout North, Central and South America. Among the Company's customers are major retailers such as Circuit City, Staples, and OfficeMax, service providers and cellular carriers, original equipment manufacturers ("OEMs"), auto manufacturers, regional distributors and dealers.

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

The options and warrants are exercisable as follows:

Options                Warrants*              Price              Expires
-------           -------------------         -----              -------


14,772            Class A     392,000       $   5.00        December 31, 1998
20,208            Class B     588,000       $  10.00        December 31, 1998
17,478            Class C     490,000       $  15.00        December 20, 1999
23,022            Class D     686,000       $  20.00        December 20, 2001
------                      ---------

75,480                      2,156,000
======                      =========

North American Energy of Delaware, Inc. had no business expenses for the five years previous to the merger date and no tangible assets or liabilities at the merger date.

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

In connection with the S corporation election, the Company also elected to retain its fiscal year end of March 31. According to Internal Revenue Service regulations, to compensate the government for the tax deferral obtained through the use of a taxable year end other than the required taxable year end of December 31, the Company is obligated to make an annual "required payment" on May 15. This payment is considered a deposit and is refundable when there is no longer a tax deferral resulting from the use of a fiscal year end other than December 31. The amount deposited as "required payment" for the year ended March 31, 1997 was $219,927, which was refunded to the company in the fiscal year ended March 31, 1998.

In December 1996, the Company terminated the S corporation election and has been subsequently taxed as a C corporation.

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

                                                  1998                1997
                                              -----------          ----------

  Trade accounts receivable                  $  4,134,335         $ 5,216,188
  Less allowance for doubtful accounts           (537,845)           (300,000)
  Less allowance for sales returns             (1,484,198)         (1,416,671)
                                             ------------         -----------
    Trade accounts receivable, net           $  2,112,292         $ 3,499,517
                                             ============         ===========

Inventories
-----------

Inventories are stated at the lower of cost (determined on a weighted average cost basis) or market. Market value is based upon net realizable value. Appropriate consideration is given to deterioration, obsolescence, and other factors in evaluating net realizable value.

Goodwill
--------

Goodwill consists of the excess of consideration paid over the fair value of net assets acquired and is amortized on a straight-line basis against income over 40 years. Goodwill of $299,188 at March 31, 1998 and 1997 is included in deferred expenses net of accumulated amortization of $29,310 and $21,830 respectively.

Revenues
--------

Revenues are recognized upon shipment of product to customers.

Research and Development Expenses
---------------------------------

Research and development expenditures are expensed as incurred and are included in general and administrative expenses.

The total research and development costs for new products for the years ended March 31, 1998, 1997 and 1996 were approximately $440,000, $550,000 and $520,000 respectively, including $36,000, $80,000 and $77,000 of purchased materials that do not have alternative future uses.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Concentration of Cash Balances
------------------------------

The Company maintains cash balances with two banks. The amount on deposit in one financial institution exceeds the $100,000 federally insured limit by $273,268 at March 31, 1998.

Earnings per share
------------------

During February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company adopted SFAS No. 128 in the third fiscal quarter of 1998. This statement replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Earnings per share amounts for all periods presented did not require restatement to conform to SFAS No. 128 requirements.

Advertising
------------

Cooperative advertising obligations are accrued and the costs expensed at the same time the related revenue is recognized. All other advertising costs are expensed as incurred.

Comparatives
------------

For comparative purposes, certain amounts in the financial statements from the prior year have been reclassified.

Recent Accounting Pronouncements
--------------------------------

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") effective for fiscal years beginning after December 15, 1997. The new rules establish standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period, resulting from transactions and other events and circumstances from nonowner sources. The Company has adopted the provisions of SFAS 130 as of April 1, 1998. For all periods presented, there was no comprehensive income.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131") effective for fiscal years beginning after December 15, 1997. The new rules establish revised standards for public companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS 131 is effective for the Company in fiscal 1999. The Company currently evaluates its operations as one segment.



NOTE 5 - OFFICER LOANS RECEIVABLE:

Officer loans receivable of $579,833, at March 31, 1998, consist of a note for $280,855, a note for $243,982 and accrued interest of $54,996. Both notes bear interest at 5.05% and principal and interest are due December 31, 1999 and March 31, 1999, respectively.

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

                          Useful Life
Assets                      In Years        March 31, 1998     March 31, 1997
------                    -----------       --------------     --------------

Land                                            $2,900,000         $2,900,000
Building and
  improvements              31.5 - 39            4,238,969          4,161,669
Machinery and
  equipment                     5 - 7              710,263            743,391
Computer equipment                  5              475,368            665,099





Furniture and
  fixtures                      5 - 7              429,821            491,534
                                                ----------         ----------
                                                 8,754,421          8,961,693
Less accumulated
  depreciation                                   2,522,927          2,660,315
                                                ----------          ---------
    Net property and
       equipment                                $6,231,494         $6,301,378
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

Under the line of credit facility, the Company is required to maintain various covenants, including meeting certain net worth requirements, a liquidity ratio, a debt service coverage ratio and restrictions of capital expenditures, additional indebtedness and the payment of dividends. At January 31, 1998, the Company was not in compliance with the Debt Service Coverage Ratio covenant. On March 27, 1998, the covenant violation was waived by FINOVA and all required covenants were reset at levels that the Company believes can be successfully maintained.

                              ORA ELECTRONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - LONG-TERM DEBT:

                                                        March 31,      March 31,
                                                           1998          1997
                                                        ---------     ---------
Long-term debt consists of the following:

Trust deed payable, secured by certain real
estate, payable in monthly installments of
$43,418 including interest at 9.875% per annum,
due February 2019, callable with six months notice.   $ 4,601,516    $ 4,664,702

Note payable with interest payable
at a rate of 8% per annum, principal
and interest due December 31, 2001.                     1,106,768      1,000,000

Note payable to Telular Corporation, non-interest
bearing, payable in monthly installments of $25,000
with additional payments of $225,000 on March 1,
1999 and February 1, 2000, due February 1, 2000.        1,000,000         -
Less unamortized discount, 10% per annum                 (114,203)        -
                                                      -----------    -----------
Total Debt                                              6,594,081      5,664,702

Less:  current maturities                                 488,604         63,186
                                                      -----------    -----------
      Total Long-Term Debt                            $ 6,105,477    $ 5,601,516
                                                      ===========    ===========

Maturities of long-term debt for the years subsequent to March 31, 1997 are as follows:

                                            1999           $   488,604
                                            2000               543,829
                                            2001                84,870
                                            2002             1,200,408
                                            2003               103,318
                                      Thereafter             4,173,052
                                                           -----------
                                                           $ 6,594,081
                                                           ===========

NOTE 9 - 401(k) PROFIT SHARING PLAN:

On January 1, 1992, the Company adopted a defined contribution Profit Sharing Savings Plan pursuant to Section 401(K) of the Internal Revenue Code covering substantially all eligible officers and employees. Under the terms of the Plan, employees can voluntarily elect to contribute to the Plan, by salary reduction, up to 15% of their compensation, subject to certain IRS limitations then in effect. Additionally, the Company can, at its discretion, match 100% of the voluntary employee contributions not to exceed $250. The Company has received a determination letter from the IRS indicating that the above Plan is qualified within the terms of the applicable provisions of ERISA.

NOTE 10 - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

At March 31, 1998 approximately 69.4% of the trade accounts receivable were represented by three customers and at March 31, 1997, approximately 64.9% of the trade accounts receivable were represented by two customers. For the fiscal year ended March 31, 1998, two customers accounted for approximately 55.8% of the Company's net sales and for the fiscal year ended March 31, 1997, two customers accounted for approximately 34.6% of the Company's net sales.

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

On April 29, 1997, the Federal Circuit issued an opinion affirming the District Court's February 1, 1996 ruling against the Company. As a result, the District Court's determination that Telular's patents are valid and that CDL infringes, and that the Company is permanently enjoined from further sales of CDL, were upheld on appeal.

The Company and Telular Corporation have settled the lawsuit pursuant to a Settlement Agreement and Mutual General Release dated March 2, 1998. According to the terms of the settlement, Telular Corporation will receive from the Company cash payments totaling $1,500,000 over a two year period and 300,000 shares of the Company's common stock and may receive additional shares of common stock on February 1, 2000 if necessary to ensure that the total shares of such common stock received by Telular Corporation have a market value of $1,500,000 as of such date. The Company has estimated the current value of the final settlement at $1,685,797, of which $459,243 had been accrued for in prior periods. The remaining $1,226,554 has been included in Administrative and General expenses for the year ended March 31, 1998.

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

The following table summarizes stock option activity:


Option Shares                                    1998              1997
                                              ---------          -------
Outstanding at beginning
  of fiscal year                               133,000                 0
Granted                                              0           133,000
Exercised                                            0                 0
Forfeitures                                    (37,500)                0
                                            -----------      -----------
Outstanding March 31
  ($5.00 per share)                             95,500           133,000
                                            ==========        ==========
Exercisable March 31                            23,875                 0
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

NOTE 13 - LOWER OF COST OR MARKET ADJUSTMENT:

Adjustments of $978,256, $820,973 and $0 were made in the fiscal years ended March 31, 1998, 1997 and 1996, respectively, to reflect inventory at the lower of cost or market, as determined by management's estimates of value below the Company's cost.

NOTE 14 - PRO FORMA EARNINGS PER SHARE:

The pro forma earnings per share data is presented to show the effect on basic earnings per share assuming the Company's merger with North American Energy of Delaware, Inc. had occurred at the beginning of the fiscal year ended March 31, 1996 instead of the actual merger date of December 20, 1996.

                              ORA ELECTRONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 15 - INCOME TAXES:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards. Significant components and the approximate tax effect of the Company's deferred tax assets as of March 31, 1998 and 1997 are as follows:

                                                  1998                1997
                                              -----------          ----------

  Net operating loss carryforwards           $  1,164,486         $  168,211
  Less valuation allowance                     (1,164,486)          (168,211)
                                             ------------         -----------
    Net deferred tax asset                   $      -             $     -
                                             ============         ===========

The company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes". The company periodically reviews the adequacy of the valuation allowance to estimate whether or not these tax benefits will be realized in future periods. Management believes that sufficient uncertainty exists regarding the realizability of the net operating losses, and accordingly, a valuation allowance has been recorded at March 31, 1998 and 1997.

No income taxes were paid for the years ended March 31, 1998 and 1997.

NOTE 16 - SUBSEQUENT EVENT:

In April, 1998, pursuant to the terms of a Second Deed of Amendment, the company granted ORA Electronics (UK) Limited ("ORA UK") an exclusive royalty-free right to use certain of the Company's trademarks, including, without limitation, the "ORA" name, in perpetuity worldwide except for North, Central, and South America. The total consideration paid by ORA UK to the company for such perpetual right was 1,000,000 GBP, or approximately $1,659,000. Gershon N. Cooper, President and Chief Executive Officer of the company, is a former member of the Board of Directors of ORA UK.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th of June, 1998.

                                   ORA ELECTRONICS, INC.



                                   By:    /s/ Gershon N. Cooper
                                        -------------------------------
                                          Gershon N. Cooper, President
                                          [Printed Name and Title]


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of June, 1998.


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


 /s/ John M. Burris                          Vice President, Chief Financial
---------------------------                  Officer and Director (Principal
John M. Burris                               Financial Officer)


 /s/ Matthew F. Jodziewicz                   Vice President of Technology and
---------------------------                  Legal Affairs and Technology,
Matthew F. Jodziewicz                        Secretary and Director


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

     4.3       Specimen Class B Warrant Certificate.  <F2>

     4.4       Specimen Class C Warrant Certificate.  <F2>

     4.5       Specimen Class D Warrant Certificate.  <F2>

     4.6 Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (the "Warrant Agent"), dated as of December 20, 1996. <F2>

     4.7 Letter Agreement, dated June 10, 1997, from Sheppard, Mullin, Richter & Hampton LLP to the Warrant Agent. <F4>

    10.1 Loan and Security Agreement, dated April 4, 1997, by and between the Company and FINOVA Capital Corporation ("FINOVA"). <F4>

    10.2 Amendment to Loan Agreement, dated April 4, 1997, between the Company and FINOVA. <F4>

    10.3 Collateral Assignment, Patent Mortgage and Security Agreement, dated as of April 4, 1997, by and between the Company and FINOVA. <F4>

    10.4 Waiver and Second Amendment to Loan Agreement, dated June 26, 1997, between the Company and FINOVA. <F4>

    10.5 Waiver and Third Amendment to Loan Agreement, dated November 13, 1997, between the Company and FINOVA. <F5>

    10.6       Waiver and Fourth Amendment to Loan Agreement, dated       47
               February 11, 1998, between the Company and FINOVA.

    10.7       Waiver and Fifth Amendment to Loan Agreement, dated        49
               March 27, 1998, between the Company and FINOVA.

    10.8       ORA Electronics, Inc. 1996 Stock Plan.  <F3>

    10.9 Form of ORA Electronics, Inc. 1996 Stock Plan Stock Option Grant Agreement. <F3>

    10.10 Form of ORA Electronics, Inc. Non-Employee Directors Stock Option Plan. <F3>

    10.11 Form of ORA Electronics, Inc. Non-Employee Directors Stock Option Agreement. <F3>

    10.12      Form of Indemnification Agreement.  <F3>

    10.13 Employment Agreement dated as of December 19, 1996 by and between the Company and Gershon N. Cooper. <F3>

    10.14 Amended and Restated Promissory Note dated December 17, 1996, made by Gershon N. Cooper and Ruth Cooper in favor of the Company. <F3>

    10.15 Promissory Note dated December 6, 1996, made by Gershon N. Cooper and Ruth Cooper in favor of the Company. <F3>

    10.16 Amended and Restated Commercial Credit Agreement dated as of December 31, 1996, by and among Sanwa Bank California, the Company, Gershon N. Cooper, Ruth Cooper and the Cooper
               Living Trust.   <F3>

    10.17 Amended and Restated Security Agreement dated as of December 31, 1996, by and between the Company and Sanwa Bank California. <F3>

    10.18 Secured Promissory Note dated as of February 1, 1989, made by the Company in favor of the Aid Association for Lutherans. <F3>

    10.19 Promissory Note dated as of December 23, 1996, made by the Company in favor of General Funding Corporation. <F3>

    11         Statement re: Computation of Earnings Per Share            53

    16         Letter re Change in Accountants                            54

    23.1       Independent Auditor's Consent of Richard & Hedrick         55

    23.2       Independent Auditors' Consent of Tanner, Mainstain,
               Hoffer & Peyrot (formerly Tanner, Mainstain & Hoffer)      56

    27         Financial Data Schedule                                    57

    99.1 Letter Agreement dated December 19, 1996 between the Company and DLS Financial Services, Inc. <F3>

    99.2 Registration Rights Agreement, dated as of December 20, 1996, between the Company and The Cooper Family Living Trust. <F3>

    99.3 Settlement Agreement and Mutual General Release dated March 2, 1998, between the Registrant and Telular
               Corporation.  <F6>


-----------------

<F1> Incorporated by reference from the Form 8-K/A filed on December 20, 1996, by North American Energy of Delaware, Inc., predecessor to the Registrant.

<F2> Incorporated by reference from the Registrant's Form 8-K filed on December
     20, 1996.

<F3> Incorporated by reference from the Registrant's Form 10-Q filed on February
     14, 1997.

<F4> Incorporated by reference from the Registrant's Form 10-K filed on June 30,
     1997.

<F5> Incorporated by reference from the Registrant's Form 10-Q filed on February
     14, 1998.

<F6> Incorporated by reference from the Registrant's Form 8-K filed on March 3,
     1998.

                                                                 EXHIBIT 10.6


[GRAPHIC OMITTED]



                Waiver and Fourth Amendment to Loan Agreement


Borrower:         ORA Electronics, Inc.
Address:          9410 Owensmouth Avenue
                  Chatsworth, California  91311

Date:             February 11, 1998


      THIS WAIVER AND FOURTH AMENDMENT TO LOAN AGREEMENT is entered into between FINOVA Capital Corporation ("FINOVA") and the borrower named above (the "Borrower").

      The Parties agree to amend the Loan and Security Agreement between them, dated April 4, 1997 (as amended, the "Loan Agreement"), as follows, effective on the date hereof. (Capitalized terms used but not defined in this Amendment, shall have the meanings set forth in the Loan Agreement.)

      1. Waiver. FINOVA hereby waives the default consisting of the Borrower's failure to comply with the Net Worth covenant set forth in the Schedule to the Loan Agreement at December 31, 1997 (as such covenant was in effect prior to this Amendment).

      2. Amendment to Net Worth Covenant. The Net Worth covenant set forth in the Schedule, which presently reads as follows:

     Net Worth.       Borrower shall maintain Net Worth of not less than the
                      following amounts as of the last day of each of the following months:

          Months                                          Net Worth
          ------                                          ---------
     September, 1997 to and including November,          $3,500,000
     1997
     December, 1997                                       4,200,000
     January, 1998 and each month thereafter              5,000,000

                 "Increase in Net Worth Requirements. In the event that the Borrower effects the sale of a license to Ora UK, each of the foregoing Net Worth requirements shall be increased by $1,000,000 effective upon receipt of the first proceeds of such sale.

is amended to read as follows:

          "Net Worth. Borrower shall maintain Net Worth of not less than $4,000,000 as of March 31, 1998 and as of the last day of each succeeding calendar quarter."

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



Borrower:                            FINOVA:

ORA Electronics, Inc.                FINOVA Capital Corporation



By /s/ Gershon N. Cooper             By /s/ Marilyn S. Milam
  ----------------------------          -------------------------------
      President or Vice President    Title  Vice President
                                          -----------------------------

                                                                 EXHIBIT 10.7


[GRAPHIC OMITTED]



                Waiver and Fifth Amendment to Loan Agreement


Borrower:       ORA Electronics, Inc.
Address:        9410 Owensmouth Avenue
                Chatsworth, California  91311

Date:           March 27, 1998

    THIS WAIVER AND FIFTH AMENDMENT TO LOAN AGREEMENT is entered into between FINOVA Capital Corporation ("FINOVA") and the borrower named above (the "Borrower").

    The Parties agree to amend the Loan and Security Agreement between them, dated April 4, 1997 (as amended, the "Loan Agreement"), as follows, effective on the date hereof. (Capitalized terms used but not defined in this Amendment, shall have the meanings set forth in the Loan Agreement.)

    1. Waiver. FINOVA hereby waives the default consisting of the Borrower's failure to comply with the Debt Service Coverage Ratio covenant set forth in the Schedule to the Loan Agreement at January 31, 1998 (as such covenant was in effect prior to this Amendment).

    2. Amendment to Net Worth Covenant. The Net Worth covenant set forth in the Schedule, which presently reads as follows:

   "Net Worth.  Borrower shall maintain Net Worth of not less than $4,000,000 as of March 31, 1998 and as of the last day of each succeeding calendar quarter."

is amended to read as follows:

   "Net Worth.  Borrower shall maintain Net Worth of not less than
                $2,000,000 as of March 31, 1998 and as of the last day of each succeeding calendar quarter.

                    "Increase in Net Worth Requirements. In the event that the Borrower effects the sale of a license to Ora UK, the foregoing Net Worth requirement shall be increased by 50% of the net proceeds of such sale, effective upon receipt of the first proceeds of such sale."

    3. Amendment to Current Ratio Covenant. The Current Ratio covenant set forth in the Schedule, which presently reads as follows:

  "Current Ratio.   Borrower shall maintain a ratio of Current Assets to Current
                    Liabilities of not less than  1.25 to 1.0;"

is amended to read as follows (and Compliance shall continue to be determined as of the end of each month):

  "Current Ratio.   Borrower shall maintain a ratio of Current Assets to Current
                    Liabilities of not less than  1.05 to 1.0;"

    4. Amendment to Debt Service Covenant. The Debt Service covenant set forth in the Schedule, which presently reads as follows:

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

is amended to read as follows:

  "Debt Service
  Coverage Ratio: There shall be no Debt Service Coverage Ratio requirement for the periods ending March 31, April 30 and May 31, 1998.

                    Borrower shall maintain a Debt Service Coverage Ratio of 1.0:1 during the following periods: (i) for the period from June 1, 1998 through June 30, 1998; and

                    (ii) for the period from June 1, 1998 through July 31, 1998, and from June 1, 1998 through the end of each month thereafter (August 31, 1998, September 30, 1998, etc.), to and including May 31, 1999; and (iii) for the twelve-month period ending June 30, 1999 and for each consecutive cumulative rolling twelve-month period ending on the last day of each subsequent month throughout the term of this Agreement."

    5. Amendment to Capital Expenditure Covenant. The Capital Expenditure covenant set forth in the Schedule, which presently reads as follows:

"Capital
 Expenditures:      Borrower shall not make or incur any Capital Expenditure
                    if, after giving effect thereto, the aggregate amount of all Capital Expenditures by Borrower in any fiscal year (beginning with the fiscal year ending March
                    31, 1998) would exceed $300,000."

is amended to read as follows:

"Capital
 Expenditures:      Borrower shall not make or incur any Capital Expenditure
                    if, after giving effect thereto, the aggregate amount of all Capital Expenditures by Borrower in the following fiscal years would exceed the following amounts:

                    "Fiscal year ending March 31, 1998        $300,000

                    "Fiscal year ending March 31, 1999 and
                    subsequent fiscal years                   $175,000

                    "Increase in Permitted Capital Expenditures. In the event that the Borrower effects the sale of a license to Ora UK, the foregoing $175,000 limit for the fiscal year ending March 31, 1999 shall be increased by the amount of the proceeds received by Borrower from such sale, provided that, in any event, the total maximum amount of all Capital Expenditures by Borrower in the fiscal year ending March 31, 1999 shall not exceed $500,000."

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


Borrower:                               FINOVA:

ORA Electronics, Inc.                   FINOVA Capital Corporation


By /s/ Gershon N. Cooper                By /s/ Marilyn S. Milam
  ------------------------------          -----------------------------
    President or Vice President         Title  Vice President
                                             --------------------------

                                  EXHIBIT 11
                                  ----------


               STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE




                                                   Year ended March 31,
                                           ----------------------------------
                                           1998           1997           1996
                                           ----           ----           ----

Basic and diluted average shares
  outstanding                           6,627,697      6,589,068          1,000

Net (loss)                            $(2,577,734)   $(2,680,942)   $(1,417,855)

Basic and diluted (loss) per share         $(0.39)        $(0.41)    $(1,417.86)

                                     EXHIBIT 16
                                     ----------



                  [TANNER, MAINSTAIN, HOFFER & PEYROT LETTERHEAD]


June 26, 1998

ORA ELECTRONICS, INC.
9410 Owensmouth Avenue
Chatsworth, California  91311






Ladies and Gentlemen:

We have reviewed the language proposed to be included in Item 9 ("Changes In and Disagreements With Accountants on Accounting and Financial Disclosure") of the Annual Report of Form 10-K to be filed on behalf of ORA Electronics, Inc. (the "Company") for the fiscal year ended March 31, 1998. We hereby agree with the facts contained in such Item 9 as they relate to us and consent to the inclusion of such language in the Form 10-K.

Very truly yours,



/s/ Michael Glynn
TANNER, MAINSTAIN, HOFFER & PEYROT
an Accountancy Corporation

                                 Exhibit 23.1









                         [RICHARD & HEDRICK LETTERHEAD]




                          INDEPENDENT AUDITORS' CONSENT
                          -----------------------------



We consent to the use of our audit report dated May 30, 1998, in this annual report on Form 10-K of ORA Electronics, Inc.




/s/  Richard & Hedrick
--------------------------------
    RICHARD & HEDRICK
    Los Angeles, California


    June 26, 1998

                                   Exhibit 23.2







                     [TANNER, MAINSTAIN, HOFFER & PEYROT LETTERHEAD]




                          INDEPENDENT AUDITORS' CONSENT
                          -----------------------------


We consent to the use in this Annual Report on Form 10-K of ORA Electronics, Inc. of our report dated November 6, 1996.




/s/  Michael L. Glynn
--------------------------

TANNER, MAINSTAIN, HOFFER & PEYROT
An Accountancy Corporation

Los Angeles, California
June 26, 1998