Form 10-Q
period 1998-06-30
ORA ELECTRONICS INC
filed 1998-08-14
CIK 1029182

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  25049



                                FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1998

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

            Yes .....      No .....            Not Applicable ..X..



APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                Outstanding at August 12, 1998
-------------------                         ------------------------------
Common Stock, $.001                                6,908,940 shares
   par value













                          Exhibit Index on Page 20

                         ORA ELECTRONICS, INC.
                               Form 10-Q
                             June 30, 1998


                             TABLE OF CONTENTS

                                                                        Page
                                                                        ----

PART I -    Financial Information                                         4

      Item 1.     Financial Statements                                    4

                  Balance Sheets as of June 30, 1998 and
                  March 31, 1998                                          4

                  Statements of Operations and Retained
                  Deficit for the three month periods
                  ended June 30, 1998 and 1997                            6

                  Statements of Cash Flows for the
                  three month periods ended June 30,
                  1998 and 1997                                           7

                  Notes to Financial Statements                           8

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                             11


PART II -   Other Information.                                           16

      Item 1.     Legal Proceedings.                                     16

      Item 6.     Exhibits and Reports on Form 8-K.                      16

Signatures                                                               19

Exhibit Index                                                            20

Exhibits                                                              21-22

                      Part I - FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

                           ORA ELECTRONICS, INC.
                              Balance Sheets

                                                  June 30,        March 31,
                                                    1998            1998
                                                 (Unaudited)      (Audited)
                                                 -----------      ---------
                                  ASSETS
Current assets:
   Cash and cash equivalents                    $    111,501    $    407,694
   Trade accounts receivable, less allowance
     for sales returns and doubtful accounts of
     $2,305,991 ($2,022,043 at March 31, 1998)     1,256,833       2,112,292
   Inventories                                     4,102,144       4,627,251
   Prepaid expenses                                  166,703          74,276
                                                ------------    ------------
   Total current assets                            5,637,181       7,221,513

Property and equipment, net                        6,189,943       6,231,494

Other assets:
   Loan receivable, officer                          587,184         579,833
   Deferred expenses                                 302,592         304,875
                                                ------------    ------------
Total assets                                    $ 12,716,900    $ 14,337,715
                                                ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt         $    526,130    $    488,604
   Notes payable                                     482,651       1,355,847
   Trade payables                                  1,134,509       2,925,677
   Accrued interest                                   97,765         101,648
   Other accounts payable and
     accrued expenses                              1,500,493       1,218,582
                                                ------------    ------------
       Total current liabilities                   3,741,548       6,090,358
Long-term debt                                     6,045,461       6,105,477
                                                ------------    ------------
       Total liabilities                           9,787,009      12,195,835
                                                ------------    ------------

Commitments and contingencies (Note 3)

Stockholders' equity:

Preferred stock, $.001 par value,
  authorized 5,000,000 shares,
  none issued                                           -               -

Common stock, par value $.001 per share,
  authorized 30,000,000 shares, issued
  and outstanding 6,908,866 shares at
  June 30, 1998 and 6,908,722 shares at
  March 31, 1998                                       6,909           6,909

Additional paid in capital                         6,125,380       6,125,380
Retained deficit                                  (3,202,398)     (3,990,409)
                                                ------------    ------------
Total stockholders' equity                         2,929,891       2,141,880
                                                ------------    ------------
Total liabilities and stockholders'
  equity                                        $ 12,716,900    $ 14,337,715
                                                ============    ============







              See accompanying notes to financial statements.

                           ORA ELECTRONICS, INC.
                 Statements of Operations and Retained Deficit
            For the Three Month Period Ended June 30, 1998 and 1997
                                (Unaudited)



                                                  Three Months
                                                     Ended
                                                    June 30,
                                           1998                  1997
                                           ----                  ----
Net sales                              $ 3,457,005           $ 3,326,810
Costs of goods sold                      2,237,443             1,723,838
                                       -----------           -----------
   Gross profit                          1,219,562             1,602,972
                                       -----------           -----------
Operating expenses:
 Selling and shipping                      654,019               563,992
 Administrative and general              1,268,307             1,328,663
                                       -----------           -----------
Total operating expenses                 1,922,326             1,892,655
                                       -----------           -----------
Operating loss                            (702,764)             (289,683)
Interest expense                          (195,098)             (198,236)
Other income and expense (Note 4)         1,685,873               (44,151)
                                       -----------           -----------
Income (loss) before income taxes          788,011              (532,070)
Provision for income taxes                    -                     -
                                       -----------           -----------
Net profit (loss)                      $   788,011           $  (532,070)

Retained deficit, beginning
  of period                             (3,990,409)           (1,412,726)
                                       -----------           -----------
Retained deficit, end
  of period                            $(3,202,398)          $(1,944,796)
                                       ===========           ===========

Per common share information:
  Net earnings (loss)                  $   788,011           $  (532,070)
                                       ===========           ===========
Earnings (loss) per share:
  Basic and diluted                    $      0.11           $     (0.08)
                                       ===========           ===========
Weighted average shares outstanding
  used in the per share calculation:
   Basic and diluted                     6,908,794             6,600,619
                                       ===========           ===========


              See accompanying notes to financial statements.

                           ORA ELECTRONICS, INC.
                         Statements of Cash Flows
         For the Three Month Periods Ended June 30, 1998 and 1997
                                (Unaudited)

                                                           Three Months
                                                          Ended June 30,
                                                      1998             1997
                                                      ----             ----
Cash flows from operating activities
   Net income (loss)                             $   788,011       $  (532,070)
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
   Depreciation and amortization                      57,123            73,380
   Provision for losses and sales returns            323,352           371,139
Changes in assets and liabilities:
     Trade accounts receivable                       532,107         1,454,043
     Inventories                                     525,107           108,893
     Prepaid expenses                                (92,426)          246,005
     Trade payables                               (1,791,168)       (1,135,096)
     Accrued interest                                 (3,882)          (12,947)
     Other accounts payable and
       accrued expenses                              281,908             6,647
                                                 -----------       -----------
Net cash provided by operating activities            620,132           579,994
                                                 -----------       -----------
Cash flows from investing activities:
   Capital expenditures                              (13,289)             -
   Loan receivable, officer                           (7,351)           (6,990)
                                                 -----------       -----------
Net cash (used in) investing activities              (20,640)           (6,990)
                                                 -----------       -----------
Cash flows from financing activities:
   Repayment of line of credit                      (873,196)         (821,594)
   Borrowing (repayment) of long-term debt           (22,489)           27,304
   Common stock                                         -                   16
   Additional paid in capital                           -               15,999
                                                 -----------       -----------
Net cash (used in) financing activities             (895,685)         (778,275)
                                                 -----------       -----------
Net decrease in cash and cash equivalents           (296,193)         (205,271)
Cash and cash equivalents, beginning of period       407,694           321,647
                                                 -----------       -----------
Cash and cash equivalents, end of period         $   111,501       $   116,376
                                                 ===========       ===========
Supplemental disclosure of cash flow
 information:
   Cash paid during the period for:
     Interest                                    $   172,845       $   198,236
                                                 ===========       ===========
     Income taxes                                $      -          $      -
                                                 ===========       ===========


              See accompanying notes to financial statements.

                           ORA ELECTRONICS, INC.
                       Notes to Financial Statements
                                (Unaudited)


Note 1 -  Description of Business:
----------------------------------

      ORA Electronics, Inc. (the "Company") is a developer and supplier of interface, connectivity solutions and peripheral accessories for wireless communication devices. The Company's products supplement the effectiveness cellular telephones, personal communications systems ("PCS"), pagers, computing devices and the Intelligent Transportation Systems industry. The Company currently carries over 1,200 products which are sold to over 500 customers in the United States, and throughout North, Central and South America. Among the Company's customers are major national and regional retailers, service providers and wireless carriers, original equipment manufacturers ("OEMs"), auto manufacturers, regional distributors and dealers.

Note 2  -  Basis of Interim Presentation:
-----------------------------------------

      Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three months ended June 30, 1998 are not necessarily an indication of results to be expected for the entire fiscal year. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. All information reported in this Form 10-Q should be read in conjunction with the Company's annual financial statements and notes thereto for the fiscal year ended March 31, 1998 included in the Company's Annual Report dated June 29, 1998 on Form 10-K filed with the Securities and Exchange Commission.

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

      For comparative purposes, certain amounts in the financial statements from the prior year quarter ended June 30, 1997 have been reclassified.

Note 3 - Legal Proceedings:
---------------------------

      The Company was involved in a lawsuit titled ALLIANCE RESEARCH CORPORATION V. TELULAR CORPORATION; including the counterclaim entitled TELULAR

CORPORATION V. ALLIANCE RESEARCH CORPORATION, United States District Court for the Central District of California, Case No. CV 94-1065-JSL.

      The Company and Telular Corporation ("Telular") settled the lawsuit pursuant to a Settlement Agreement and Mutual General Release dated March 2, 1998. According to the terms of the settlement, Telular Corporation will receive from the Company cash payments totaling $1,500,000 over a two year period and 300,000 shares of the Company's common stock and may receive additional shares of common stock on February 1, 2000, if necessary to ensure that the total shares of common stock received by Telular have a market value of $1,500,000 as of such date. Pursuant to the settlement, the lawsuit was dismissed with prejudice, although the Company is enjoined from selling its CDL line of products. The Company has had no sales of such product line since before April 1, 1996.

      The Company has estimated the current value of the final settlement at $1,685,797, all of which has been recognized and included in Administrative and General expenses in periods prior to the quarter ended June 30, 1998.

      The Company is involved in other legal proceedings, many of which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the ultimate outcome of such proceedings will not have a material adverse effect on the Company's results of operations or financial condition.

Note 4 - Sale of Certain Trademarks:
------------------------------------

      In April, 1998, pursuant to the terms of a Second Deed of Amendment, the company granted ORA Electronics (UK) Limited ("ORA UK") an exclusive royalty-free right to use certain of the Company's trademarks, including, without limitation, the "ORA" name, in perpetuity worldwide except for North, Central, and South America. The total consideration paid by ORA UK to the company for such perpetual right was 1,000,000 GBP, or approximately
$1,675,000, which is included in Other income on the Statement of Operations and Retained Deficit for the quarterly period ended June 30, 1998. Gershon N. Cooper, President and Chief Executive Officer of the company, is a former member of the Board of Directors of ORA UK.


Note 5 - Recent Accounting Pronouncements:
------------------------------------------
      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 128, Earnings per Share, ("SFAS 128") which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company adopted SFAS 128 in the third fiscal quarter of 1998. SFAS 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. The Company's adoption of SFAS 128 required no change in the Company's previously reported earnings (loss) per share.

      In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" ("SFAS 130") effective for fiscal years beginning after December 15, 1997. The new rules establish standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. The Company has adopted the provisions of SFAS 130 as of April 1, 1998. For all periods presented in this Quarterly Report, there was no comprehensive income.

      In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131") effective for fiscal years beginning after December 15, 1997. The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. SFAS 131 is effective for the Company in fiscal 1999. The Company currently evaluates its operations as one segment.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

      Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto.

      The following table sets forth, for the periods indicated, certain statements of operations and retained deficit data for the Company expressed as a percentage of net sales:

                                                 Three months ended June 30,

                                                      1998         1997
                                                      ----         ----
Net sales                                            100.0%       100.0%
Cost of sales                                         64.7         51.8
                                                     -----        -----
Gross profit                                          35.3         48.2

Selling and shipping expenses                         18.9         17.0
Administrative and general expenses                   36.7         39.9
                                                     -----        -----
Loss from operations                                 (20.3)        (8.7)
Interest expense                                      (5.6)        (6.0)
Other income and expense                              48.8         (1.3)
                                                     -----        -----
Income (loss) before income taxes                     22.8        (16.0)
Provision for income taxes                             -            -
                                                     -----        -----
Net income (loss)                                     22.8%       (16.0)%
                                                     =====        =====

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 1998
COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

      Net Sales. Net sales for the first fiscal quarter ended June 30, 1998 were $3,457,005 compared to $3,326,810 in the same quarter of 1997, an increase of 3.9%. The increase is primarily attributable to increased distribution of the Company's wireless accessory line of products to mass merchandise retailers during the quarter ended June 30, 1998 compared with the same period of the prior year. The Company is continuing its efforts to diversify into alternative channels of distribution.

      Gross Profit. Gross profit for the first fiscal quarter ended June 30, 1998 was $1,219,562 compared to gross profit of $1,602,972 in the same quarter of 1997. Gross profit as a percentage of net sales was 35.3% for the quarter ended June 30, 1998 compared to gross profit as a percentage of net sales of 48.2% for the quarter ended June 30, 1997. Gross profit results for the quarter ended June 30, 1998 include a $500,000 reduction in the carrying value of inventory. Excluding the effects of the reduction in carrying value of inventory, which is considered nonrecurring, the gross profit for the quarter ended June 30, 1998 was $1,719,562 and gross profit as a percentage of net sales was 49.7%. Accordingly, there was an increase in gross profit of $116,590 or 7.3%, which is primarily attributable to the increase in net sales. The increase in gross profit as a percentage of net sales from 48.2% to 49.7% is primarily attributable to the Company's successful efforts to procure its product inventory at lower prices, primarily from Taiwan and China.

      Selling and Shipping Expense. Selling and shipping expense increased by $90,027, or 16.0%, to $654,019 for the first quarter of fiscal 1999 compared with $563,992 in the same period of the prior year. The increase in selling and shipping expense is primarily attributable to an increase in travel expense incurred by the Company's direct sales force in its effort to acquire new customers.

      Administrative and General Expense. Administrative and general expense decreased by $60,356, or 4.5%, to $1,268,307 for the first quarter of fiscal 1999 compared with $1,328,663 in the same period of the prior year. The decrease is primarily attributable to a reduction in legal fees.

      Interest Expense. Interest expense for the first quarter of fiscal 1999 was $195,098 compared with $198,236 in the same period of the prior year. The decrease of $3,138, or 1.6% is primarily attributable to a reduction in the Company's usage of its line of credit during the quarter ended June 30, 1998 compared with the same period of the prior year.

      Other Income and Expense. Other income for the first quarter of fiscal 1999 was $1,685,873 compared with Other expense of $44,151 in the same period of the prior year. The difference is primarily attributable to approximately $1,675,000 in royalty income received in the quarter ended June 30, 1998 as a result of the Company granting to ORA Electronics (UK) Limited, an unaffiliated company, an exclusive royalty-free right to use certain of the Company's trademarks, including the "ORA" name, in perpetuity worldwide, excepting North, Central and South America.

      Income Taxes. The Company has made no provision for income taxes as it has a history of net losses, which has resulted in tax loss carryforwards. At June 30, 1998, the Company had available federal net operating loss carryforwards of approximately $3,332,000, which expire in 2012 through 2013, and state net operating loss carryforwards of approximately $1,666,000, which expire in 2002 through 2003.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary cash requirements are to fund working capital needs, primarily accounts receivable and inventories. Historically, the Company has satisfied these working capital requirements principally through cash flow from operations and bank borrowings.

      At June 30, 1998, the Registrant had $111,501 in cash and cash equivalents with a working capital surplus of $1,895,633, contrasted to $407,694 in cash and cash equivalents with a working capital surplus of $1,131,155 at March 31, 1998. Net cash provided by operating activities was $620,132 for the first fiscal quarter ended June 30, 1998, compared with net cash provided by operating activities of $579,994 for the first fiscal quarter ended June 30, 1997. Working capital may vary from time to time as a result of seasonality, new product introductions, capital expenditures and changes in inventory levels.

      To supplement cash flow from operations, if necessary, the Company maintains a $5,000,000 revolving credit facility to be used for general working capital purposes. The credit agreement (dated April 4, 1997) with FINOVA Capital Corporation ("FINOVA") allows the Company to borrow funds at Citibank N.A.'s reference rate plus 1%, with an unused line fee of 0.5%. The Company's funds are swept daily and capital is made available based on 70% of eligible accounts receivable and 35% of eligible inventory. Based on the Company's level of underlying collateral and the formulas utilized to calculate eligible collateral, the Company had borrowing capacity from this line of credit of approximately $2,000,000 at June 30, 1998.

      Under the FINOVA facility, the Company is required to maintain various covenants, including meeting certain net worth requirements, a liquidity ratio, a debt service coverage ratio and restrictions of capital expenditures, additional indebtedness and the payment of dividends. At all times during the quarter ended June 30, 1998, the Company was in compliance with the covenant requirements.

      A loan from the Aid Association for Lutherans ("AAL") obtained by the Company to purchase its headquarters and distribution facility in Chatsworth, California is, by its terms, callable by AAL upon six months notice. As of June 30, 1998, the outstanding principal balance of such loan was $4,584,725. Such loan bears interest at 9.875% per year, is payable in monthly installments of $43,418, representing both principal and interest, matures in February 2019 and is secured by the real property on which the facility is located.

      Net cash used in investing activities was $20,640 for the first three months of fiscal 1999, compared with net cash used in investing activities of $6,990 in the first three months of fiscal 1998. The decrease of $13,650 is primarily attributable to a decrease in loans made to officers.

      Cash flows used in financing activities increased to $895,685 in the first three months of fiscal 1999 from $778,275 for the first three months of fiscal 1998. This change is primarily a result of short term debt reductions during the fiscal quarter ended June 30, 1998.

      The Company is currently evaluating its management information systems as part of its strategy and growth expectations for the future. The likely result of this evaluation will be a systems conversion for the Company's core business processes. Although the ultimate cost of a systems conversion has not yet been determined, the Company believes that it will incur expenses of between $100,000 and $150,000 related to this project in fiscal 1999.

      The Company believes that available cash, cash flow from operations and available borrowings through its credit facility, will be sufficient to meet operating needs and capital expenditure requirements for the foreseeable future, although no assurances can be given.

RECENT ACCOUNTING PRONOUNCEMENTS AND OTHER MATTERS

      During February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 128, Earnings per Share," ("SFAS 128")which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company adopted SFAS 128 in the third fiscal quarter of 1998. SFAS 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. The Company's adoption of SFAS 128 required no change in the Company's previously reported earnings per share.

      In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" ("SFAS 130") effective for fiscal years beginning after December 15, 1997. The new rules establish standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. The Company has adopted the provisions of SFAS 130 as of April 1, 1998. For all periods presented in this Quarterly Report, there was no comprehensive income.

      In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131") effective for fiscal years beginning after December 15, 1997. The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. SFAS 131 is effective for the Company in fiscal 1999. The Company currently evaluates its operations as one segment.

      The widespread use of computer programs that rely on two-digit dates to perform computations and decision-making functions may cause computer systems to malfunction prior to or in the year 2000 and lead to significant business delays and disruptions in the U.S. and internationally. The Company has developed a plan to minimize the impact of this "year 2000 problem" and periodically reports on the status of its efforts to the Company's corporate officers and Board of Directors. Pursuant to such plan, the Company is engaged in the process of identifying programs used by its computer systems that may malfunction as a result of the use of such two-digit dates and has initiated programs to rectify any problems, including upgrading existing software packages, implementing new year 2000 compliant systems or repairing existing software. The Company has also begun communications with its significant suppliers to determine the extent to which the Company's operations are vulnerable to those third parties' failure to solve their own year 2000 issues. Management believes that the costs of resolving potential year 2000 issues will not be material and that the necessary revisions or replacements of material computer systems will be accomplished in a timely manner.

SEASONALITY

      The Company's markets are seasonal with sales typically higher in the Company's third fiscal quarter due to increased demand from mass market retailers during the year-end holiday season.

FORWARD LOOKING INFORMATION

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above.
The matters discussed herein with respect to the introduction of new products by the Company, future sales levels, compliance with financial covenants in loan agreements, the Company's ability to secure future financing, the ability of the Company to address issues relating to the "Year 2000 problem," costs associated with, and effectiveness of, the Company's proposed new management information system, and the potential outcome of any pending litigation involving the Company, among others, are forward looking statements. In addition, when used in this discussion, the words "anticipates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

      Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Quarterly Report. Statements in this Quarterly Report, particularly in the Notes to Financial Statements, "Part 1, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Part II, Item 1, Legal Proceedings" describe certain factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas: the receptivity of consumers to new consumer electronics technologies, the rate of consumer acceptance of new product introductions, competition, the Company's ability to retain existing customers and attract new ones, the number and nature of customers and their product orders, the Company's patents pending before the U.S. Patent and Trademark Office, pricing, foreign manufacturing, sourcing and sales (including foreign government regulation, trade and importation concerns and fluctuation in exchange rates), borrowing costs, changes in taxes due to changes in the mix of U.S. and non U.S. revenue, pending or threatened litigation, the availability of key personnel, the ability of the Company and the Company's suppliers to address issues relating to the "Year 2000 problem" and other risk factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

      Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

                       Part II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The Company is party to various claims and litigation that arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the ultimate outcome of these claims and litigation will not have a material adverse effect on the Company's results of operations or financial condition.


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

10.5 Waiver and Third Amendment to Loan Agreement, dated November 13, 1997 between the Company and FINOVA. (4)

10.6 Waiver and Fourth Amendment to Loan Agreement, dated February 11, 1998 between the Company and FINOVA. (5)

10.7 Waiver and Fifth Amendment to Loan Agreement, dated March 27, 1998, between the Company and FINOVA. (6)

10.8 Second Deed of Amendment, by and between the Company and ORA Electronics (UK) Limited ("ORA UK"), dated as of April 1, 1998.  (5)

10.9 Distribution Agreement, by and between Alliance Research Corporation (predecessor to the Registrant) and Contactace Limited (doing business as ORA UK), dated as of 1990. (5)

11             Statement re: Computation of Earnings Per Share.

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

(2)   Incorporated by reference from the Registrant's Form
      8-K filed on December 20, 1996.

(3)   Incorporated by reference from the Registrant's Form
      10-K filed on June 30, 1997.

(4)   Incorporated by reference from the Registrant's Form
      10-Q filed on February 14, 1998.

(5)   Incorporated by reference from the Registrant's Form
      8-K filed on April 17, 1998.

(6)   Incorporated by reference from the Registrant's Form
      10-K filed on June 29, 1998.




(b)   Reports on Form 8-K.
      --------------------

      A Current Report on Form 8-K was filed on April 3, 1998, in connection with the Company granting to ORA Electronics (UK) Limited ("ORA UK"), an unaffiliated company, an exclusive royalty-free right to use certain of the Company's trademarks, including, without limitation, the "ORA" name, in perpetuity worldwide excepting North, Central and South America.

                                SIGNATURES
                                ----------



            Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ORA ELECTRONICS, INC.
                                   (Registrant)




Dated: August 14, 1998             By: /s/ JOHN M. BURRIS
                                      ------------------------------
                                      John M. Burris, Duly Authorized
                                      Representative and Chief Financial
                                      Officer

                               EXHIBIT INDEX


Exhibit No.         Description                                       Page
-----------------------------------------------------------------------------

   11               Statement Re: Computation Of
                    Earnings Per Share                                 21


   27               Financial Data Schedule                            22

                                                                 EXHIBIT 11


              STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE





                                               Three Months Ended June 30,
                                                 1998                1997
                                                 ----                ----
Basic and diluted weighted average
 number of shares of common stock
 outstanding                                   6,908,794           6,600,719
                                             ===========         ===========

Net earnings (loss)                          $   788,011         $  (532,070)
                                             ===========         ===========

Basic and diluted earnings                   $      0.11         $     (0.08)
 (loss) per share                            ===========         ===========