Form 10-Q
period 1998-09-30
ORA ELECTRONICS INC
filed 1998-11-16
CIK 1029182

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 25049

                           -----------------------

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1998

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to
      -----------

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

      Yes  .....       No  .....          Not Applicable  ..X..


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at November 13, 1998
            -----                   --------------------------------
Common Stock, $.001 par value              6,909,694 shares












                            Exhibit Index on page 20

                          ORA ELECTRONICS, INC.
                                Form 10-Q
                           September 30, 1998


                            TABLE OF CONTENTS

                                                                      Page
                                                                      ----

PART I -       Financial Information.                                   4

   Item 1.     Financial Statements                                     4

               Balance Sheets as of September 30, 1998 and
               March 31, 1998                                           4

               Statements of Operations and Retained Deficit
               for the three and six month periods ended
               September 30, 1998 and 1997                              6

               Statements of Cash Flows for the six month
               periods ended September 30, 1998 and 1997                7


               Notes to Financial Statements                            8

   Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations.           11


PART II -      Other Information.                                       17

   Item 4.     Submission of Matters to a Vote of Security Holders.     17

   Item 6.     Exhibits and Reports on Form 8-K.                        17

Signatures                                                              19

Exhibit Index                                                           20

Exhibits                                                                21-22

                        PART I -FINANCIAL INFORMATION.

   ITEM 1.    FINANCIAL STATEMENTS.

                            ORA ELECTRONICS, INC.
                                Balance Sheets

                                            September 30,    March 31,
                                                1998           1998
                                            (Unaudited)      (Audited)
                                            -----------      ---------
                                    ASSETS
Current assets:
  Cash and cash equivalents                $  1,296,940    $    407,694
  Trade accounts receivable, less
    allowance for sales returns and
    doubtful accounts of $586,560
    ($1,022,043 at March 31, 1998)            1,651,307       3,112,292
  Inventories                                 3,209,214       4,627,251
  Prepaid expenses                              176,284          74,276
                                           ------------    ------------

    Total current assets                      6,333,745       8,221,513

Property and equipment, net                   6,159,611       6,231,494
Other assets:
   Loan receivable, officer                     594,629         579,833
   Deferred expenses                            300,307         304,875
                                           ------------    ------------

Total assets                               $ 13,388,292    $ 15,337,715
                                           ============    ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt     $    539,454    $    488,604
  Notes payable                                   -           1,355,847
  Trade payables                                877,973       2,925,677
  Accrued interest                               90,167         101,648
  Other accounts payable and accrued
    expenses                                  2,739,340       2,218,582
                                           ------------    ------------
      Total current liabilities               4,246,934       7,090,358

Long-term debt                                5,983,806       6,105,477
                                           ------------    ------------
      Total liabilities                      10,230,740      13,195,835
                                           ------------    ------------


                 See accompanying notes to financial statements.

Stockholders' equity:

Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   none issued                                     -               -

Common stock, par value $.001 per share,
  authorized 30,000,000 shares, issued
  and outstanding 6,909,046 shares at
  September 30, 1998 and 6,908,722
  shares at March 31, 1998                        6,909           6,909

Additional paid in capital                    6,125,380       6,125,380
Retained (deficit)                           (2,974,737)     (3,990,409)
                                           ------------    ------------

Total stockholders' equity                    3,157,552       2,141,880
                                           ------------    ------------

Total liabilities and stockholders'
   equity                                  $ 13,388,292    $ 15,337,715
                                           ============    ============



                 See accompanying notes to financial statements.

                            ORA ELECTRONICS, INC.
                Statements of Operations and Retained Deficit
                  For the Three Month and Six Month Periods
                      Ended September 30, 1998 and 1997
                                 (Unaudited)
                                              Three months                         Six months
                                           1998           1997                1998           1997
                                           ----           ----                ----           ----
Net sales                              $ 4,086,412    $ 4,917,170         $ 7,543,417    $ 8,243,980
Cost of goods sold                       2,053,293      3,347,466           4,290,735      5,071,304
                                       -----------    -----------         -----------    -----------
Gross profit                             2,033,119      1,569,704           3,252,682      3,172,676
                                       -----------    -----------         -----------    -----------
Operating expenses:
 Selling and shipping                      604,228        641,500           1,236,878      1,195,160
 Administrative and general              1,083,451      1,167,584           2,373,128      2,506,578
                                       -----------    -----------         -----------    -----------
Total operating expenses                 1,687,679      1,809,084           3,610,006      3,701,738
                                       -----------    -----------         -----------    -----------
Operating profit (loss)                    345,440       (239,380)           (357,324)      (529,062)
Interest (expense)                        (172,170)      (180,314)           (367,268)      (378,550)
Other income and (expense) (Note 4)         54,391         34,096           1,740,264        (10,056)
                                       -----------    -----------         -----------    -----------
Income (loss) before income taxes          227,661       (385,598)           1,015,672      (917,668)
Provision for income taxes                    -              -                   -              -
                                       -----------    -----------         -----------    -----------
Net profit (loss)                          227,661       (385,598)          1,015,672       (917,668)

Retained deficit, beginning
 of period                              (3,202,398)    (1,944,796)         (3,990,409)    (1,412,726)
                                       -----------    -----------         -----------    -----------
Retained deficit, end
 of period                             $(2,974,737)   $(2,330,394)        $(2,974,737)   $(2,330,394)
                                       ===========    ===========         ===========    ===========
Per common share information:
  Net earnings (loss)                  $   227,661   $   (385,598)        $ 1,015,672    $  (917,668)
                                       ===========    ===========         ===========    ===========
Earnings (loss) per share:
  Basic and diluted                    $      0.03    $     (0.06)        $      0.15    $     (0.14)
                                       ===========    ===========         ===========    ===========
Weighted average shares outstanding
  used in the per share calculation:
  Basic and diluted                      6,908,956      6,604,373           6,908,875      6,604,373
                                       ===========    ===========         ===========    ===========

               See accompanying notes to financial statements.

                            ORA ELECTRONICS, INC.
                           Statements of Cash Flows
         For the Six Month Periods Ended September 30, 1998 and 1997
                                 (Unaudited)
                                                  Six Months Ended September 30,
                                                        1998            1997
                                                        ----            ----
Cash flows from operating activities:
   Net income (loss)                               $ 1,015,672    $   (917,668)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
  activities:
     Depreciation and amortization                     118,486         146,760
     Provision for losses and sales returns            (84,507)        454,776
     Changes in assets and liabilities:
        Trade accounts receivable                    1,545,492         (30,371)
        Inventories                                  1,418,037       1,079,432
        Prepaid expenses                              (102,008)        212,692
        Trade payables                              (2,047,704)     (1,274,366)
        Accrued interest                               (11,481)         (2,753)
        Other accounts payable and
          accrued expenses                             520,758          71,979
                                                   -----------     -----------
Net cash provided by (used in) operating
  activities                                         2,372,745        (259,519)
                                                   -----------     -----------
Cash flows from investing activities:
   Capital expenditures                                (42,036)           -
   Loan receivable, officer                            (14,796)        (14,069)
                                                   -----------     -----------
Net cash (used in) investing activities                (56,832)        (14,069)
                                                   -----------     -----------
Cash flows from financing activities:
   Repayment of line of credit                      (1,355,847)         (7,223)
   Borrowing (repayment) of long-term debt             (70,820)         32,696
   Common stock                                           -                 15
   Additional paid in capital                             -             18,775
                                                   -----------     -----------
Net cash provided by (used in) financing activities (1,426,667)         44,263
                                                   -----------     -----------
Net increase (decrease) in cash and cash
  equivalents                                          889,246        (229,325)

Cash and cash equivalents, beginning of period         407,694         321,647
                                                   -----------     -----------
Cash and cash equivalents, at end of period        $ 1,296,940     $    92,322
                                                   ===========     ===========
Supplemental disclosure of cash flow information:
   Interest paid                                   $   333,376     $   229,692
                                                   ===========     ===========
   Income taxes paid                               $      -       $       -
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

NOTE 2 - BASIS OF INTERIM PRESENTATION

     Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three and six months ended September 30, 1998 are not necessarily an indication of results to be expected for the entire fiscal year. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. All information reported in this Form 10-Q should be read in conjunction with the Company's annual financial statements and notes thereto for the fiscal year ended March 31, 1998 filed with the Securities and Exchange Commission on June 29, 1998.

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

     For comparative purposes, certain amounts in the financial statements from the prior periods ended March 31, 1998 and September 30, 1997 have been reclassified.

NOTE 3 - LEGAL PROCEEDINGS

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

     The Company has estimated the current value of the final settlement at $1,685,797, all of which has been recognized and included in Administrative and General expenses in periods prior to fiscal year 1999.

     The Company is involved in other legal proceedings, many of which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such proceedings will not have a material adverse effect on the Company's results of operations.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 5 - YEAR 2000 ISSUE

     Many computer systems and other equipment with embedded chips or processors in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the Year 2000 as "00" and may assume that the year is 1900 rather than 2000. This is commonly known as the Year 2000 issue, which could potentially result in a system failure or in miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in other similar normal business activities. The Company has been informed that the portion of the Company's computer software systems relating to the general ledger, payroll and other employee records is presently Year 2000 compliant. The Company is in the process of evaluating the potential cost to it in addressing the Year 2000 issue with respect to its other software and the potential consequences of an incomplete or untimely resolution of the Year 2000 issue. The Company has been given estimates in the $100,000 to $150,000 range to purchase and implement new Year 2000 compliant software for those systems that the Company is aware require such replacement. Although the Company believes that it will not incur significant costs above these estimates to become completely Year 2000 compliant, no assurance can be given that the Company will not incur significant costs in addressing the Year 2000 issue or that the failure to adequately address the Year 2000 issue will not have a material adverse effect upon the Company.

     The Company is contacting its major suppliers, major customers, financial institutions and others with whom it conducts business to determine that they will be able to resolve the Year 2000 issue in matters affecting the Company. The Company at this time cannot make any predictions as to the degree of compliance by such third parties or the consequences of their noncompliance. However, if those third parties with whom the Company conducts business are unsuccessful in implementing timely solutions, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

NOTE 6 - SALE OF CERTAIN TRADEMARKS

     In April, 1998, pursuant to the terms of a Second Deed of Amendment, the Company granted ORA Electronics (UK) Limited ("ORA UK") an exclusive royalty-free right to use certain of the Company's trademarks, including, without limitation, the "ORA" name, in perpetuity worldwide except for North, Central and South America. The total consideration paid by ORA UK to the Company for such perpetual right was 1,000,000 GRP, or approximately
$1,675,000, which is included in Other Income on the Statement of Operations and Retained Deficit for the six months ended September 30, 1998. Gershon N.
Cooper, President and Chief Executive Officer of the Company, is a former member of the Board of Directors of ORA UK.

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

     The following table sets forth, for the periods indicated, certain statements of operations and retained deficit data for the Company expressed as a percentage of net sales:

                                         Three months           Six months
                                      ended September 30,   ended September 30,
                                       1998         1997     1998      1997
                                       ----         ----     ----      ----
Net sales                             100.0%       100.0%    100.0%    100.0%

Cost of sales                          50.2         68.1      56.9      61.5
                                      -----        -----     -----     -----
Gross profit                           49.8         31.9      43.1      38.5

Selling and shipping expenses          14.8         13.0      16.4      14.5

Administrative and general expenses    26.5         23.8      31.4      30.4
                                      -----        -----     -----     -----
Income (loss) from operations           8.5         (4.9)     (4.7)     (6.4)

Interest expense                       (4.2)        (3.6)     (4.9)     (4.6)
Other income and expense                1.3          0.7      23.1      (0.1)
                                      -----        -----     -----     -----
Income (loss) before income taxes       5.6         (7.8)     13.5     (11.1)
Provision for income taxes              -            -         -         -
                                      -----        -----     -----     -----
Net income (loss)                       5.6%        (7.8)%    13.5%    (11.1)%
                                      =====        =====     =====     =====

RESULTS OF OPERATIONS COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     Net Sales. Net sales decreased by $830,758, or 16.9%, to $4,086,412 for the second quarter of fiscal 1999 compared to $4,917,170 for the same period of the prior year. Approximately $500,000 of this decrease is attributed to the loss of a major retail customer, Staples, due to competitors' pricing structures. Shipments to Staples ceased as of August 1, 1998 and had averaged approximately $250,000 per month. The remainder of the decrease primarily reflects a continuation of a trend of lower orders being received by consumer electronics retailers who have reported same store sales decreases and reductions in cellular telephone activations as compared with the prior year. Retailers have reported that their cellular telephone activations are lower as a result of reduced financial incentives offered to them by cellular telephone carriers. The Company believes that its traditional retail customers may face increased competitive pressures from cellular service providers and that, consequently, orders for its cellular products from such retailers may continue to decline. The Company is exploring alternative channels of distribution.

     Gross Profit. Gross profit increased by $463,415, or 29.5%, to $2,033,119 for the second quarter of fiscal 1999 compared with $1,569,704 for same period of the prior year, while gross profit as a percentage of net sales increased to 49.8% from 31.9%. The increases in gross profit and gross profit as a percentage of net sales are primarily attributable to a reduction in the carrying value of the Company's merchandise inventory of approximately $700,000 reflected during the quarter ended September 30, 1997.

     Selling and Shipping Expense. Selling and shipping expense decreased by $37,272, or 5.8%, to $604,228 for the second quarter of fiscal 1999 compared with $641,500 in the same period of the prior year. The decrease in selling and shipping expense is primarily attributable to lower costs of shipping, warehousing, freight and sales commissions resulting from lower sales volume, partially offset by an increase in promotion and travel expense of approximately $50,000 incurred by the Company's sales force in its effort to acquire new customers.

     Administrative and General Expense. Administrative and general expense decreased by $84,133, or 7.2%, to $1,083,451 for the second quarter of fiscal 1999 compared with $1,167,584 in the same period of the prior year. The decrease is primarily attributed to a reduction in legal fees based on the settlement of certain litigation during fiscal 1998.

     Interest Expense. Interest expense for the second quarter of fiscal 1999 was $172,170 compared with $180,314 in the same period of the prior year. This reduction is primarily a result of decreased borrowings under the Company's line of credit.

     Other Income and Expense. Other income for the second quarter of fiscal 1999 was $54,391 compared with $34,096 in the same period of the prior year. The increase of $20,295, or 59.5% is primarily attributed to a partial refund of property taxes related to prior periods.

     Income Taxes. The Company has made no provision for income taxes as it has a history of net losses, which has resulted in tax loss carryforwards. At September 30, 1998, the Company had available federal net operating loss carryforwards of approximately $3,104,000, which expire in 2012 through 2013, and state net operating loss carryforwards of approximately $1,438,000, which expire in 2002 through 2003.

COMPARISON OF SIX MONTHS ENDED SEPTEMBER 30, 1998 TO SIX MONTHS ENDED SEPTEMBER 30, 1997

     Net Sales. Net sales decreased by $700,563, or 8.5%, to $7,543,417 for the six months of fiscal 1999 ended September 30, 1998, compared with $8,243,980 for the same period of the prior year. Approximately $500,000 of this decrease is attributed to the loss of a major retail customer, Staples, due to competitors' pricing structures. Shipments to Staples ceased as of August 1, 1998 and had averaged approximately $250,000 per month. The remainder of the decrease primarily reflects a continuation of a trend of lower orders being received by consumer electronics retailers who have reported same store sales decreases and reductions in cellular telephone activations as compared with the prior year. Retailers have reported that their cellular telephone activations are lower as a result of reduced financial incentives offered to them by cellular telephone carriers. The Company believes that its traditional retail customers may face increased competitive pressures from cellular service providers and that, consequently, orders for its cellular products from such retailers may continue to decline. The Company is exploring alternative channels of distribution.

     Gross Profit. Gross profit increased by $80,007, or 2.5%, to $3,252,682 for the six months of fiscal 1999 ended September 30, 1998 compared with $3,172,675 for the same period of the prior year, while gross profit as a percentage of net sales increased to 43.1% from 38.5%. The increases in gross profit and gross profit as a percentage of net sales are primarily attributable to a reduction in the carrying value of the Company's merchandise inventory of approximately $700,000, reflected during the six month period ended September 30, 1997.

     Selling and Shipping Expense. Selling and shipping expense increased by $41,718, or 3.5%, to $1,236,878 for the six months of fiscal 1999 ended September 30, 1998 compared with $1,195,160 in the same period of the prior year. The increase in selling and shipping expenses is primarily attributable to an increase in promotion and travel expense of approximately $180,000 incurred by the Company's direct sales force in its effort to acquire new customers, partially offset by lower costs of shipping, warehousing, freight and sales commissions as result of decreased sales volume.

     Administrative and General Expense. Administrative and general expense decreased by $133,450, or 5.3%, to $2,373,128 for the six months of fiscal 1999 ended September 30, 1998 compared with $2,506,578 for the same period of the prior year. The decrease is primarily attributable to a reduction in legal fees based on the settlement of certain litigation during fiscal 1998.

     Interest Expense. Interest expense for the six months of fiscal 1999 ended September 30, 1998 was $367,268 compared with $378,550 in the same period of the prior year. This reduction is primarily a result of decreased borrowings under the Company's line of credit.

     Other Income and Expense. Other income for the six months of fiscal 1999 was $1,740,264 compared with Other expense of $10,056 in the same period of the prior year. The difference is primarily attributable to approximately $1,675,000 in royalty income received in the quarter ended June 30, 1998 as a result of the Company granting to ORA Electronics (UK) Limited, an unaffiliated company, an exclusive royalty-free right to use certain of the Company's trademarks, including the "ORA" name, in perpetuity worldwide, excepting North, Central and South America.

     Income Taxes. The Company has made no provision for income taxes as it has a history of net losses, which has resulted in tax loss carryforwards. At September 30, 1998, the Company had available federal net operating loss carryforwards of approximately $3,104,000, which expire in 2012 through 2013, and state net operating loss carryforwards of approximately $1,438,000, which expire in 2002 through 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements are to fund working capital needs, primarily accounts receivable and inventories. Historically, the Company has satisfied these working capital requirements principally through cash flow from operations and bank borrowings.

     At September 30, 1998, the Registrant had $1,296,940 in cash and cash equivalents with a working capital surplus of $2,086,811, contrasted to $407,694 in cash and cash equivalents with a working capital surplus of $1,131,155 at March 31, 1998. Net cash provided by operating activities was $2,372,745 for the six months ended September 30, 1998, compared with net cash used in operating activities of $259,519 for the six months ended September 30, 1997. Working capital may vary from time to time as a result of seasonality, new product introductions, capital expenditures and changes in inventory levels.

     To supplement cash flow from operations, if necessary, the Company maintains a $5,000,000 revolving credit facility to be used for general working capital purposes. The credit agreement (dated April 4, 1997) with FINOVA Capital Corporation ("FINOVA") allows the Company to borrow funds at Citibank N.A.'s reference rate plus 1% and there is an unused line fee of 0.5%. The Company's funds are swept daily and capital is made available based on 70% of eligible accounts receivable and 35% of eligible inventory. Based on the Company's level of underlying collateral and the formulas utilized to calculate eligible collateral, the Company had borrowing capacity of approximately $1,000,000 at September 30, 1998.

     Under the FINOVA facility, the Company is required to maintain various covenants, including meeting certain net worth requirements, a liquidity ratio, a debt service coverage ratio and restrictions of capital expenditures, additional indebtedness and the payment of dividends. At all times during the quarter ended September 30, 1998, the Company was in compliance with all covenant requirements.

     A loan from the Aid Association for Lutherans ("AAL") obtained by the Company to purchase its headquarters and distribution facility in Chatsworth, California is, by its terms, callable by AAL upon six months notice. As of September 30, 1997, the outstanding principal balance of such loan was $4,567,515. Such loan bears interest at 9.875% per year, is payable in monthly installments of $43,418, representing both principal and interest, matures in February 2019 and is secured by the real property on which the facility is located.

     Net cash used in investing activities was $56,832 for the first six months of fiscal 1999, compared with net cash used in investing activities of $14,069 for the first six months of fiscal 1998. The increase in net cash used is primarily attributable to capital expenditures for new computer equipment incurred during the six month period ended September 30, 1998.

     Cash flows used in financing activities were $1,426,667 for the first six months of fiscal 1999, compared with cash flows provided by financing activities of $44,263 for the first six months of fiscal 1998. The increase in cash flows used in financing activities is primarily attributable to net repayments of short-term debt during the six month period ended September 30, 1998.

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

YEAR 2000 ISSUE UPDATE

     Many computer systems and other equipment with embedded chips or processors in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the Year 2000 as "00" and may assume that the year is 1900 rather than 2000. This is commonly known as the Year 2000 issue, which could potentially result in a system failure or in miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in other similar normal business activities. The Company has been informed that the portion of the Company's computer software systems relating to the general ledger, payroll and other employee records is presently Year 2000 compliant.
The Company is in the process of evaluating the potential cost to it in addressing the Year 2000 issue with respect to its other software and the potential consequences of an incomplete or untimely resolution of the Year 2000 issue. The Company has been given estimates in the $100,000 to $150,000 range to purchase and implement new Year 2000 compliant software for those systems that the Company is aware require such replacement. Full implementation and final testing of new software in targeted for completion by June, 1999. Although the Company believes that it will not incur significant costs above these estimates to become completely Year 2000 compliant, no assurance can be given that the Company will not incur significant costs in addressing the Year 2000 issue or that the failure to adequately address the Year 2000 issue will not have a material adverse effect upon the Company.

     The Company is contacting its major suppliers, major customers, financial institutions and others with whom it conducts business to determine that they will be able to resolve the Year 2000 issue in matters affecting the Company. The Company at this time cannot make any predictions as to the degree of compliance by such third parties or the consequences of their noncompliance. However, if those third parties with whom the Company conducts business are unsuccessful in implementing timely solutions, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is currently assessing its mechanical systems (e.g. telephones, HVAC, etc.) which employ embedded chip technology. Based on initial information gathered, the Company does not estimate a significant expense will be incurred to make any non-compliant systems Year 2000 compliant.

     The Company plans to test and validate its internal operations, complete the third party surveys, and finalize and implement any contingency plans necessary by June 30, 1999.

SEASONALITY

     The Company's markets are seasonal with sales typically higher in the Company's third quarter due to increased demand from mass-market retailers during the year-end holiday season.

FORWARD LOOKING INFORMATION

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above. The matters discussed herein with respect to the introduction of new products by the Company, future sales levels, compliance with financial covenants in loan agreements, the Company's ability to secure future financing, the ability of the Company and its suppliers to address issues relating to the "Year 2000 problem," estimated costs of the Company's resolution of the "Year 2000 problem," costs associated with, and effectiveness of, the Company's proposed new management information system, and the potential outcome of any pending litigation involving the Company, among others, are forward looking statements. In addition, when used in this discussion, the words "anticipates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

     Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Quarterly Report. Statements in this Quarterly Report, particularly in the Notes to Financial Statements, "Part 1, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Part II, Item 1, Legal Proceedings" describe certain factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas: the receptivity of consumers to new consumer electronics technologies, the rate of consumer acceptance of new product introductions, competition, the Company's ability to retain existing customers and attract new ones, the number and nature of customers and their product orders, the Company's patents pending before the U.S. Patent and Trademark Office, pricing, foreign manufacturing, sourcing and sales (including foreign government regulation, trade and importation concerns and fluctuation in exchange rates), borrowing costs, changes in taxes due to changes in the mix of U.S. and non U.S. revenue, pending or threatened litigation, the availability of key personnel, the ability of the Company and the Company's suppliers to address issues relating to the "Year 2000 problem," the costs to the Company in addressing the "Year 2000 problem," and other risk factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

     Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.


PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 14, 1998, the Company held its Annual Meeting of Stockholders. The number of votes is based on the voting rights of the Common Stock.

The following individuals were elected as directors:

                            Votes            Votes              Broker
Name                         For            Withheld           Non-Votes

Gershon N. Cooper         5,362,210          3,151             1,543,579
John M. Burris            5,362,210          3,151             1,543,579
Matthew F. Jodziewicz     5,362,210          3,151             1,543,579
Ruth Cooper               5,362,110          3,251             1,543,579

The following proposals were approved as follows:

                                             Votes                  Broker
Proposal                       Votes For    Against    Abstain    Non-Votes

Approval to amend the
Company's 1996 Stock
Plan                           5,359,151     5,339       871      1,543,579

Approval of the appointment
of Richard & Hedrick as the
Company's independent
certifying accountants         5,359,151     5,339       871      1,543,579


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.


 Exhibit No.    Description
 -----------    -----------

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

(4) Incorporated by reference from the Registrant's Form 10-Q filed on February 14, 1998.

(5) Incorporated by reference from the Registrant's Form 8-K filed on April 17, 1998.

(6) Incorporated by reference from the Registrant's Form 10-K filed on June 29, 1998.



          (b) Reports on Form 8-K.
          --------------------


          No reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30, 1998.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ORA ELECTRONICS, INC.
                              (Registrant)





Dated:  November 16, 1998     By: /s/ John M. Burris
                                  ---------------------------------
                                   John M. Burris, Duly Authorized
                                   Representative and Chief Financial
                                   Officer

                                  EXHIBIT INDEX


Exhibit No.                   Description                               Page
--------------------------------------------------------------------------------

   11             Statement Re: Computation Of Earnings
                  Per Share                                               21


   27             Financial Data Schedule                                 22

                                                                  EXHIBIT 11

             STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE



                                               Three Months Ended September 30,
                                                      1998           1997
                                                      ----           ----
Basic and diluted weighted average
 number of shares of common stock
 outstanding                                       6,908,956      6,604,373
                                                 ===========    ===========
Net earnings (loss) per share                    $   227,661    $  (385,598)
                                                 ===========    ===========
Basic and diluted earnings (loss)
 per share                                       $      0.03    $     (0.06)
                                                 ===========    ===========




                                                Six Months Ended September 30,
                                                      1998           1997
                                                      ----           ----

Basic and diluted weighted average
 number of shares of common stock
 outstanding                                       6,908,875      6,604,373
                                                 ===========    ===========
Net earnings (loss) per share                    $ 1,015,672    $  (917,668)
                                                 ===========    ===========
Basic and diluted earnings (loss)                $      0.15   $     (0.14)
 per share                                       ===========    ===========