Form 10-Q
period 1998-12-31
ORA ELECTRONICS INC
filed 1999-02-16
CIK 1029182

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 25049

                           -----------------------

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 1998

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

      Yes  .....       No  .....          Not Applicable  ..X..


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at February 12, 1999
            -----                   --------------------------------
Common Stock, $.001 par value              6,909,913 shares












                            Exhibit Index on page 21

                          ORA ELECTRONICS, INC.
                                Form 10-Q
                            December 31, 1998


                            TABLE OF CONTENTS

                                                                      Page
                                                                      ----

PART I -       Financial Information.                                   4

   Item 1.     Financial Statements                                     4

               Balance Sheets as of December 31, 1998 and
               March 31, 1998                                           4

               Statements of Operations and Retained Deficit
               for the three month and nine month periods ended
               December 31, 1998 and 1997                               6

               Statements of Cash Flows for the nine month
               periods ended December 31, 1998 and 1997                 7


               Notes to Financial Statements                            8

   Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations.           11


PART II -      Other Information.                                       17

   Item 6.     Exhibits and Reports on Form 8-K.                        17

Signatures                                                              20

Exhibit Index                                                           21

Exhibits                                                                22-23

                        PART I -FINANCIAL INFORMATION.

   ITEM 1.    FINANCIAL STATEMENTS.

                            ORA ELECTRONICS, INC.
                                Balance Sheets

                                            December 31,     March 31,
                                                1998           1998
                                            (Unaudited)      (Audited)
                                            -----------      ---------
                                    ASSETS
Current assets:
  Cash and cash equivalents                $  1,469,265    $    407,694
  Trade accounts receivable, less
    allowance for sales returns and
    doubtful accounts of $499,692
    ($1,022,043 at March 31, 1998)            1,931,601       3,112,292
  Inventories                                 3,305,124       4,627,251
  Prepaid expenses                              195,948          74,276
                                           ------------    ------------

    Total current assets                      6,901,938       8,221,513

Property and equipment, net                   6,111,558       6,231,494
Other assets:
   Loan receivable, officer                     602,168         579,833
   Deferred expenses                            298,021         304,875
                                           ------------    ------------

Total assets                               $ 13,913,685    $ 15,337,715
                                           ============    ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt     $    552,951    $    488,604
  Notes payable                                 705,493       1,355,847
  Trade payables                              1,652,814       2,925,677
  Accrued interest                               92,447         101,648
  Other accounts payable and accrued
    expenses                                  2,115,616       2,218,582
                                           ------------    ------------
      Total current liabilities               5,119,321       7,090,358

Long-term debt                                5,920,475       6,105,477
                                           ------------    ------------
      Total liabilities                      11,039,796      13,195,835
                                           ------------    ------------


                 See accompanying notes to financial statements.

Stockholders' equity:

Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   none issued                                     -               -

Common stock, par value $.001 per share,
  authorized 30,000,000 shares, issued
  and outstanding 6,909,913 shares at
  December 31, 1998 and 6,908,722
  shares at March 31, 1998                        6,910           6,909

Additional paid in capital                    6,125,379       6,125,380
Retained (deficit)                           (3,258,400)     (3,990,409)
                                           ------------    ------------

Total stockholders' equity                    2,873,889       2,141,880
                                           ------------    ------------

Total liabilities and stockholders'
   equity                                  $ 13,913,685    $ 15,337,715
                                           ============    ============



                 See accompanying notes to financial statements.

                            ORA ELECTRONICS, INC.
                Statements of Operations and Retained Deficit
                  For the Three Month and Nine Month Periods
                      Ended December 31, 1998 and 1997
                                 (Unaudited)
                                              Three months                        Nine months
                                           1998           1997                1998           1997
                                           ----           ----                ----           ----
Net sales                              $ 3,101,102    $ 3,447,512         $10,644,519    $11,691,492
Cost of goods sold                       2,096,956      1,690,510           6,387,692      6,761,814
                                       -----------    -----------         -----------    -----------
Gross profit                             1,004,146      1,757,002           4,256,827      4,929,678
                                       -----------    -----------         -----------    -----------
Operating expenses:
 Selling and shipping                      566,058        597,201           1,804,935      1,785,605
 Administrative and general                581,249      1,005,373           2,952,377      3,518,708
                                       -----------    -----------         -----------    -----------
Total operating expenses                 1,147,307      1,602,574           4,757,312      5,304,313
                                       -----------    -----------         -----------    -----------
Operating income (loss)                   (143,161)       154,428            (500,485)      (374,635)
Interest expense                           166,995        161,158             534,262        539,708
Other income (Note 6)                       26,493         10,541           1,766,756            486
                                       -----------    -----------         -----------    -----------
Income (loss) before income taxes         (283,663)         3,811             732,009       (913,857)
Provision for income taxes                    -              -                   -              -
                                       -----------    -----------         -----------    -----------
Net income (loss)                         (283,663)         3,811             732,009       (913,857)

Retained deficit, beginning
 of period                              (2,974,737)    (2,330,394)         (3,990,409)    (1,412,726)
                                       -----------    -----------         -----------    -----------
Retained deficit, end
 of period                             $(3,258,400)   $(2,326,583)        $(3,258,400)   $(2,326,583)
                                       ===========    ===========         ===========    ===========
Per common share information:
  Net earnings (loss)                  $  (283,663)  $      3,811         $   732,009    $  (913,857)
                                       ===========    ===========         ===========    ===========
Earnings (loss) per share:
  Basic and diluted                    $     (0.04)   $      0.00         $      0.11    $     (0.14)
                                       ===========    ===========         ===========    ===========
Weighted average shares outstanding
  used in the per share calculation:
  Basic and diluted                      6,909,480      6,606,414           6,909,077      6,606,414
                                       ===========    ===========         ===========    ===========

               See accompanying notes to financial statements.

                            ORA ELECTRONICS, INC.
                           Statements of Cash Flows
         For the Nine Month Periods Ended December 31, 1998 and 1997
                                 (Unaudited)
                                                  Nine Months Ended December 31,
                                                        1998            1997
                                                        ----            ----
Cash flows from operating activities:
   Net income (loss)                               $   732,009    $   (913,857)
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
     Depreciation and amortization                     177,616         227,012
     Provision for sales returns and doubtful
        accounts                                      (522,351)        284,187
     Changes in assets and liabilities:
        Trade accounts receivable                    1,703,042       1,741,341
        Inventories                                  1,322,127         492,193
        Prepaid expenses                              (121,672)        205,183
        Trade payables                              (1,272,863)     (1,174,877)
        Accrued interest                                (9,201)        (16,776)
        Other accounts payable and
          accrued expenses                            (102,966)         67,784
                                                   -----------     -----------
Net cash provided by operating activities            1,905,741         912,190
                                                   -----------     -----------
Cash flows from investing activities:
   Capital expenditures                                (50,826)       (164,470)
   Loan receivable, officer                            (22,335)        (21,237)
                                                   -----------     -----------
Net cash (used in) investing activities                (73,161)       (185,707)
                                                   -----------     -----------
Cash flows from financing activities:
   Repayment of line of credit                        (650,354)     (1,051,485)
   Borrowing (repayment) of long-term debt            (120,655)         38,122
   Common stock                                              1              17
   Additional paid in capital                               (1)         18,773
                                                   -----------     -----------
Net cash (used in) financing activities               (771,009)       (994,573)
                                                   -----------     -----------
Net increase (decrease) in cash and cash
  equivalents                                        1,061,571        (268,090)

Cash and cash equivalents, beginning of period         407,694         321,647
                                                   -----------     -----------
Cash and cash equivalents, at end of period        $ 1,469,265     $    53,557
                                                   ===========     ===========
Supplemental disclosure of cash flow information:
   Interest paid                                   $   464,589     $   433,377
                                                   ===========     ===========
   Income taxes paid                               $      -       $       -
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

NOTE 2 - BASIS OF INTERIM PRESENTATION

     Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three month and nine month periods ended December 31, 1998 are not necessarily an indication of results to be expected for the entire fiscal year. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. All information reported in this Form 10-Q should be read in conjunction with the Company's annual financial statements and notes thereto for the fiscal year ended March 31, 1998 filed with the Securities and Exchange Commission on June 29, 1998.

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

     For comparative purposes, certain amounts in the financial statements from the prior periods ended March 31, 1998 and December 31, 1997 have been reclassified.

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

NOTE 6 - SALE OF CERTAIN TRADEMARKS

     In April, 1998, pursuant to the terms of a Second Deed of Amendment, the Company granted ORA Electronics (UK) Limited ("ORA UK") an exclusive royalty-free right to use certain of the Company's trademarks, including, without limitation, the "ORA" name, in perpetuity worldwide except for North, Central and South America. The total consideration paid by ORA UK to the Company for such perpetual right was 1,000,000 GRP, or approximately
$1,675,000, which is included in Other Income on the Statement of Operations and Retained Deficit for the nine months ended December 31, 1998. Gershon N.
Cooper, President and Chief Executive Officer of the Company, is a former member of the Board of Directors of ORA UK.

NOTE 7 - SUBSEQUENT EVENTS

     Significant uncertainties have arisen, subsequent to the quarter ended December 31, 1998, with respect to the Company's ability to maintain adequate working capital sufficient to meet operating needs and capital expenditure requirements for the immediate future. As previously noted above in Management's Discussion of Net Sales, the Company has been notified by its largest customer, Circuit City, that continuing product orders will be substantially reduced beginning with the month of May, 1999. Net sales to Circuit City for the nine months of fiscal 1999 were $5,493,073, or 51.6% of the total nine-month period net sales of $10,644,519. Net sales to Circuit City during the third quarter of fiscal 1999 were $1,390,607, or 44.8% of the total quarterly net sales of $3,101,102. Current expectations are that business with Circuit City may be reduced by as much as 80%, or greater, from its current levels. The Company is actively exploring ways to replace this expected reduction in net sales, including alternative sources of distribution, however, no assurances can be given that the Company will be able to do so. In addition, the Company has been notified by FINOVA, the Company's source for its revolving line of credit, that such revolving line of credit will not be extended after its scheduled expiration date of April 4, 1999. The Company is attempting to find a replacement credit facility, but no assurances can be given that the Company will be able to do so. The outstanding balances owed to FINOVA at December 31, 1998 and February 12, 1999 are $705,493 and $926,574, respectively.

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

     The following table sets forth, for the periods indicated, certain statements of operations and retained deficit data for the Company expressed as a percentage of net sales:

                                         Three months          Nine months
                                       ended December 31,   ended December 31,
                                        1998      1997       1998      1997
                                        ----      ----       ----      ----
Net sales                              100.0%    100.0%     100.0%    100.0%

Cost of goods sold                      67.6      49.0       60.0      57.8
                                       -----     -----      -----     -----
Gross profit                            32.4      51.0       40.0      42.2

Selling and shipping expenses           18.3      17.3       17.0      15.5

Administrative and general expenses     18.7      29.2       27.7      29.9
                                       -----     -----      -----     -----
Income (loss) from operations           (4.6)      4.5       (4.7)     (3.2)

Interest expense                         5.4       4.7        5.0       4.6
Other income                             0.9       0.3       16.6       0.0
                                       -----     -----      -----     -----
Income (loss) before income taxes       (9.1)      0.1        6.9      (7.8)
Provision for income taxes               -         -          -         -
                                       -----     -----      -----     -----
Net income (loss)                       (9.1)%     0.1%       6.9%     (7.8)%
                                       =====     =====      =====     =====

RESULTS OF OPERATIONS COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1998 TO THREE MONTHS ENDED DECEMBER 31, 1997

     Net Sales. Net sales decreased by $346,410, or 10.0%, to $3,101,102 for the third quarter of fiscal 1999 compared to $3,447,512 for the same period of the prior year. This decrease primarily reflects a continuation of a trend of lower orders being received by consumer electronics retailers who have reported same store sales decreases and reductions in wireless telephone activations as compared with the prior year. Retailers have reported that their wireless telephone activations are lower as a result of reduced financial incentives offered to them by wireless telephone carriers. The Company believes that its traditional retail customers may face increased competitive pressures from wireless service providers and that, consequently, orders for its wireless products from such retailers may continue to decline. In addition, the Company has been notified by its largest customer, Circuit City, that continuing product orders will be substantially reduced beginning with the month of May, 1999. Net sales to Circuit City during the third quarter of fiscal 1999 were $1,390,607, or 44.8% of the total quarterly net sales of $3,101,102. Net sales to Circuit City during the third quarter of fiscal 1998 were $963,585, or 28.0% of the total quarterly net sales of $3,447,512. Current expectations are that business with Circuit City may be reduced by as much as 80%, or greater, from its current levels. The Company is actively exploring ways to replace this expected reduction in net sales, including alternative sources of distribution, however, no assurances can be given that the Company will be able to do so.

     Gross Profit. Gross profit decreased by $752,866, or 42.8%, to $1,004,146 for the third quarter of fiscal 1999 compared with $1,757,002 for same period of the prior year, while gross profit as a percentage of net sales decreased to 32.4% from 51.0%. The decreases in gross profit and gross profit as a percentage of net sales are primarily attributable to a continuation of competitive pressures among the Company's large retail customers and the resulting pressure on wholesale prices during the quarter ended December 31, 1998.

     Selling and Shipping Expense. Selling and shipping expense decreased by $31,143, or 5.2%, to $566,058 for the third quarter of fiscal 1999 compared with $597,201 in the same period of the prior year. The decrease in selling and shipping expense is primarily attributable to lower sales commissions resulting from lower sales volume partially offset by an increase in promotion and travel expense of approximately $30,000 incurred by the Company's sales force in its effort to acquire new customers.

     Administrative and General Expense. Administrative and general expense decreased by $424,124, or 42.2%, to $581,249 for the third quarter of fiscal 1999 compared with $1,005,373 in the same period of the prior year. The decrease is primarily attributed to a reduction in legal fees based on the settlement of certain litigation during fiscal 1998.

     Interest Expense. Interest expense for the third quarter of fiscal 1999 was $166,995 compared with $161,158 in the same period of the prior year. This increase is primarily a result of imputed interest on debt owed to Telular Corporation (see Note 3 to Financial Statements) of $19,561, partially offset by decreased short-term borrowings under the Company's revolving line of credit.

     Other Income. Other income for the third quarter of fiscal 1999 was $26,493 compared with $10,541 in the same period of the prior year. The increase of $15,952, or 151.3% is primarily attributed to a partial refund of property taxes and insurance premiums during the quarter ended December 31, 1998 which were related to prior periods.

     Income Taxes. The Company has made no provision for income taxes as it has a history of net losses, which has resulted in tax loss carryforwards. At December 31, 1998, the Company had available federal net operating loss carryforwards of approximately $3,217,000, which expire in 2012 through 2013, and state net operating loss carryforwards of approximately $1,466,000, which expire in 2002 through 2003.

COMPARISON OF NINE MONTHS ENDED DECEMBER 31, 1998 TO NINE MONTHS ENDED DECEMBER 31, 1997

     Net Sales. Net sales decreased by $1,046,973, or 9.0%, to $10,644,519 for the nine months of fiscal 1999 ended December 31, 1998, compared with $11,691,492 for the same period of the prior year. This decrease primarily reflects a continuation of a trend of lower orders being received by consumer electronics retailers who have reported same store sales decreases and reductions in wireless telephone activations as compared with the prior year.

Retailers have reported that their wireless telephone activations are lower as a result of reduced financial incentives offered to them by wireless telephone carriers. The Company believes that its traditional retail customers may face increased competitive pressures from wireless service providers and that, consequently, orders for its wireless products from such retailers may continue to decline. In addition, the Company has been notified by its largest customer, Circuit City, that continuing product orders will be substantially reduced beginning with the month of May, 1999. Net sales to Circuit City for the nine months of fiscal 1999 were $5,493,073, or 51.6% of the total nine-month period net sales of $10,644,519. Net sales to Circuit City during the nine months of fiscal 1998 were $4,667,801, or 40.0% of the total nine month period net sales of $11,691,492. Current expectations are that business with Circuit City may be reduced by as much as 80%, or greater, from its current levels. The Company is actively exploring ways to replace this expected reduction in net sales, including alternative sources of distribution, however, no assurances can be given that the Company will be able to do so.

     Gross Profit. Gross profit decreased by $672,851, or 13.6%, to $4,256,827 for the nine months of fiscal 1999 ended December 31, 1998 compared with $4,929,678 for the same period of the prior year, while gross profit as a percentage of net sales decreased to 40.0% from 42.2%. The decreases in gross profit and gross profit as a percentage of net sales are primarily attributable to a continuation of competitive pressures among the Company's large retail customers and the resulting pressure on wholesale prices during the quarter ended December 31, 1998.

     Selling and Shipping Expense. Selling and shipping expense increased by $19,330, or 1.1%, to $1,804,935 for the nine months of fiscal 1999 ended December 31, 1998 compared with $1,785,605 in the same period of the prior year. The increase in selling and shipping expenses is primarily attributable to an increase in promotion and travel expense of approximately $120,000 incurred by the Company's direct sales force in its effort to acquire new customers, partially offset by lower costs of shipping, warehousing, freight and sales commissions as result of decreased sales volume.

     Administrative and General Expense. Administrative and general expense decreased by $566,331, or 16.1%, to $2,952,377 for the nine months of fiscal 1999 ended December 31, 1998 compared with $3,518,708 for the same period of the prior year. The decrease is primarily attributable to a reduction in legal fees based on the settlement of certain litigation during fiscal 1998.

     Interest Expense. Interest expense for the nine months of fiscal 1999 ended December 31, 1998 was $534,262 compared with $539,708 in the same period of the prior year. This decrease is primarily a result of decreased short-term borrowings under the Company's revolving line of credit, partially offset by imputed interest on debt owed to Telular Corporation (see Note 3 to Financial Statements) of $62,727.

     Other Income. Other income for the nine months of fiscal 1999 was $1,766,756 compared with $486 in the same period of the prior year. The difference is primarily attributable to approximately $1,675,000 in royalty income received in the quarter ended June 30, 1998 as a result of the Company granting to ORA Electronics (UK) Limited, an unaffiliated company, an exclusive royalty-free right to use certain of the Company's trademarks, including the "ORA" name, in perpetuity worldwide, excepting North, Central and South America.

     Income Taxes. The Company has made no provision for income taxes as it has a history of net losses, which has resulted in tax loss carryforwards. At December 31, 1998, the Company had available federal net operating loss carryforwards of approximately $3,217,000, which expire in 2012 through 2013, and state net operating loss carryforwards of approximately $1,466,000, which expire in 2002 through 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements are to fund working capital needs, primarily accounts receivable and inventories. Historically, the Company has satisfied these working capital requirements principally through cash flow from operations and bank borrowings.

     At December 31, 1998, the Registrant had $1,469,265 in cash and cash equivalents with a working capital surplus of $1,782,617, contrasted to $407,694 in cash and cash equivalents with a working capital surplus of $1,131,155 at March 31, 1998. Net cash provided by operating activities was $1,905,741 for the nine months ended December 31, 1998, compared with net cash used in operating activities of $912,190 for the nine months ended December 31, 1997. The increase in cash during the nine-month period ended December 31, 1998 is primarily due to the liquidation of slow moving inventory during the period at or near its carrying value of approximately $1,000,000. Working capital may vary from time to time as a result of seasonality, new product introductions, capital expenditures and changes in inventory levels.

     To supplement cash flow from operations, if necessary, the Company maintains a $5,000,000 revolving credit facility to be used for general working capital purposes. The credit agreement (dated April 4, 1997) with FINOVA Capital Corporation ("FINOVA") allows the Company to borrow funds at Citibank N.A.'s reference rate plus 1% and there is an unused line fee of 0.5%. The Company's funds are swept daily and capital is made available based on 70% of eligible accounts receivable and 35% of eligible inventory. Based on the Company's level of underlying collateral and the formulas utilized to calculate eligible collateral, the Company had borrowing capacity of approximately $1,000,000 at December 31, 1998.

     Under the FINOVA facility, the Company is required to maintain various covenants, including meeting certain net worth requirements, a liquidity ratio, a debt service coverage ratio and restrictions of capital expenditures, additional indebtedness and the payment of dividends. At all times during the quarter ended December 31, 1998, the Company was in compliance with all covenant requirements.

     A loan from the Aid Association for Lutherans ("AAL") obtained by the Company to purchase its headquarters and distribution facility in Chatsworth, California is, by its terms, callable by AAL upon six months notice. As of December 31, 1998, the outstanding principal balance of such loan was $4,549,877. Such loan bears interest at 9.875% per year, is payable in monthly installments of $43,418, representing both principal and interest, matures in February 2019 and is secured by the real property on which the facility is located.

     Net cash used in investing activities was $73,161 for the first nine months of fiscal 1999, compared with net cash used in investing activities of $185,707 for the first nine months of fiscal 1998. The decrease in net cash used is primarily attributable to lower capital expenditures for computer equipment during the nine month period ended December 31, 1998 as compared to the nine month period ended December 31, 1997.

     Cash flows used in financing activities were $771,009 for the first nine months of fiscal 1999, compared with cash flows used in financing activities of $994,573 for the first nine months of fiscal 1998. The decrease in cash flows used in financing activities is primarily attributable to approximately $400,000 of lower net short-term debt repayments during the nine month period ended December 31, 1998 as compared to the nine month period ended December 31, 1997, partially offset by principal payments to Telular Corporation relating to debt incurred by the Company as a result of the settlement of certain patent litigation.

     Significant uncertainties have arisen, subsequent to the quarter ended December 31, 1998, with respect to the Company's ability to maintain adequate working capital sufficient to meet operating needs and capital expenditure requirements for the immediate future. As previously noted above in Management's Discussion of Net Sales, the Company has been notified by its largest customer, Circuit City, that continuing product orders will be substantially reduced beginning with the month of May, 1999. Net sales to Circuit City for the nine months of fiscal 1999 were $5,493,073, or 51.6% of the total nine-month period net sales of $10,644,519. Net sales to Circuit City during the third quarter of fiscal 1999 were $1,390,607, or 44.8% of the total quarterly net sales of $3,101,102. Current expectations are that business with Circuit City may be reduced by as much as 80%, or greater, from its current levels. The Company is actively exploring ways to replace this expected reduction in net sales, including alternative sources of distribution, however, no assurances can be given that the Company will be able to do so. In addition, the Company has been notified by FINOVA, the Company's source for its revolving line of credit, that such revolving line of credit will not be extended after its scheduled expiration date of April 4, 1999. The Company is attempting to find a replacement credit facility, but no assurances can be given that the Company will be able to do so at comparable terms or pricing. The outstanding balances owed to FINOVA at December 31, 1998 and February 12, 1999 are $705,493 and $926,574, respectively.

YEAR 2000 ISSUE UPDATE

     Many computer systems and other equipment with embedded chips or processors in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the Year 2000 as "00" and may assume that the year is 1900 rather than 2000. This is commonly known as the Year 2000 issue, which could potentially result in a system failure or in miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in other similar normal business activities. The Company has been informed that the portion of the Company's computer software systems relating to the general ledger, payroll and other employee records is presently Year 2000 compliant.
The Company is in the process of evaluating the potential cost to it in addressing the Year 2000 issue with respect to its other software and the potential consequences of an incomplete or untimely resolution of the Year 2000 issue. The Company has been given estimates in the $100,000 to $150,000 range to purchase and implement new Year 2000 compliant software for those systems that the Company is aware require such replacement. Full implementation and final testing of new software is targeted for completion by June, 1999. Although the Company believes that it will not incur significant costs above these estimates to become completely Year 2000 compliant, no assurance can be given that the Company will not incur significant costs in addressing the Year 2000 issue or that the failure to adequately address the Year 2000 issue will not have a material adverse effect upon the Company.

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

FORWARD LOOKING INFORMATION

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above. The matters discussed herein with respect to the introduction of new products by the Company, future sales levels, compliance with financial covenants in loan agreements, the Company's ability to secure future financing, the ability of the Company to replace the expected loss of business with its largest customer, Circuit City, the ability of the Company and its suppliers to address issues relating to the "Year 2000 problem," estimated costs of the Company's resolution of the "Year 2000 problem," costs associated with, and effectiveness of, the Company's proposed new management information system, and the potential outcome of any pending litigation involving the Company, among others, are forward looking statements. In addition, when used in this discussion, the words "anticipates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

     Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Quarterly Report. Statements in this Quarterly Report, particularly in the Notes to Financial Statements, and "Part 1, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations" describe certain factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas: the receptivity of consumers to new consumer electronics technologies, the rate of consumer acceptance of new product introductions, competition, the Company's ability to retain existing customers and attract new ones, the number and nature of customers and their product orders, the Company's patents pending before the U.S. Patent and Trademark Office, pricing, foreign manufacturing, sourcing and sales (including foreign government regulation, trade and importation concerns and fluctuation in exchange rates), borrowing costs, changes in taxes due to changes in the mix of U.S. and non U.S. revenue, pending or threatened litigation, the availability of key personnel, the ability of the Company and the Company's suppliers to address issues relating to the "Year 2000 problem," the costs to the Company in addressing the "Year 2000 problem," and other risk factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

     Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.


PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.
          --------

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

(4) Incorporated by reference from the Registrant's Form 10-Q filed on February 14, 1998.

(5) Incorporated by reference from the Registrant's Form 8-K filed on April 17, 1998.

(6) Incorporated by reference from the Registrant's Form 10-K filed on June 29, 1998.



     (b)  Reports on Form 8-K.
          --------------------

          A report on Form 8-K was filed on December 8, 1998, in connection with the Company's extension of the exercise deadlines relating to its Class A and Class B Warrants. By their terms, the Company's
          Class A Warrants now entitle the holders thereof to purchase shares of the Company's common stock at an exercise price of $5.00 per share on or prior to June 30, 1999, and the Company's Class B Warrants now entitle the holders thereof to purchase shares of the Company's common stock at an exercise price of $10.00 per share on or prior to June 30, 1999.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ORA ELECTRONICS, INC.
                              (Registrant)





Dated:  February 16, 1999     By: /s/ John M. Burris
                                  ---------------------------------
                                   John M. Burris, Duly Authorized
                                   Representative and Chief Financial
                                   Officer

                                  EXHIBIT INDEX


Exhibit No.                   Description                               Page
--------------------------------------------------------------------------------

   11             Statement Re: Computation Of Earnings
                  Per Share                                               22


   27             Financial Data Schedule                                 23

                                                                  EXHIBIT 11

             STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE



                                               Three Months Ended December 31,
                                                      1998           1997
                                                      ----           ----
Basic and diluted weighted average
 number of shares of common stock
 outstanding                                       6,909,480      6,606,414
                                                 ===========    ===========
Net earnings (loss)                              $  (283,663)   $     3,811
                                                 ===========    ===========
Basic and diluted earnings (loss)
 per share                                       $     (0.04)   $      0.00
                                                 ===========    ===========




                                                Nine Months Ended December 31,
                                                      1998           1997
                                                      ----           ----

Basic and diluted weighted average
 number of shares of common stock
 outstanding                                       6,909,077      6,606,414
                                                 ===========    ===========
Net earnings (loss)                              $   732,009    $  (913,857)
                                                 ===========    ===========
Basic and diluted earnings (loss)                $      0.11   $      (0.14)
 per share                                       ===========    ===========