Form 10-K
period 1999-03-31
ORA ELECTRONICS INC
filed 1999-06-29
CIK 1029182

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------

                                    FORM 10-K
(Mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 1999 or

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

                                 Yes   X     No
                                     -----      -----

      The aggregate market value of the voting stock held by non-affiliates of the registrant at June 25, 1999 was approximately $746,118. The registrant had 6,910,063 shares of common stock, par value $.001 per share outstanding at June 25, 1999.

     The registrant had each of 481,029 Class A Warrants; 647,146 Class B Warrants; 566,022 Class C Warrants; and 734,225 Class D Warrants, outstanding at June 25, 1999.

     Documents Incorporated by Reference (To the Extent Indicated Herein):
Portions of the Definitive Proxy Statement for the 1999 Annual Meeting (in Part
III).


































                            Exhibit Index on Page 41

ITEM 1 - BUSINESS


GENERAL

ORA Electronics, Inc. ("ORA" or the "Company") is a developer and supplier of interface, connectivity solutions and peripheral accessories for wireless communication devices, including cellular telephones, personal communications systems ("PCS") and pagers, computing devices and intelligent transportation systems ("ITS"). The Company currently carries over 1,100 products which are sold to over 400 customers in the United States, and throughout North, Central and South America. Among the Company's customers are major mass market retailers such as OfficeMax and Cablevision Electronics, service providers and cellular carriers, original equipment manufacturers ("OEMs"), auto manufacturers, regional distributors and dealers.

The Company is experiencing a significant reduction in its business and projects that ongoing cash flow may not be sufficient to sustain business operations after September 30, 1999. See the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for a more complete discussion of this issue.

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

INDUSTRY

Wireless communications technology encompasses wireless communications devices such as handheld, mobile and transportable handsets, pagers and two-way radios. Since its inception in 1983, the wireless handset market has grown rapidly. The Company believes that the wireless communications industry will continue to grow for a number of reasons. Economic growth, increased service availability and the lower cost of wireless service compared to conventional landline telephone systems in emerging markets will, the Company believes, continue to create demand for wireless communications products. The Company also believes that the change from analog to digital technology will increase overall market growth and encourage consumers to purchase the next generation of products. In addition, advanced digital technologies have led to increases in the number of network operators and resellers, which have resulted in increased demand for wireless communications products. Finally, the proliferation of new manufacturers is expected to lower prices, increase product selection and expand sales channels.

In the United States, wireless handset service was developed as an alternative to conventional landline systems and existing mobile handset service and has been one of the fastest growing market segments in the communications industry.

The number of U.S. wireless subscribers has grown significantly since the inception of the wireless handset industry in 1983. The Company believes that the U.S. market for wireless services will continue to expand due to the increasing affordability and availability of such services and shorter development cycles for new products and enhancements. In addition, many wireless service providers are upgrading their existing systems from analog to digital technology as a result of capacity constraints in many of the larger wireless markets and in order to respond to competition. Digital technology increases system capacity and offers other advantages, such as improved overall average signal quality, improved call security, lower incremental costs for additional subscribers and the ability to provide data transmission services.

PRODUCTS

Sales of wireless accessory products accounted for approximately 97.5%, 97.1% and 96.3% of ORA's net sales for the fiscal years ended in 1999, 1998 and 1997, respectively. The various power cords offered by ORA as part of its wireless handset accessory line accounted for approximately 21.3%, 22.7% and 21.9% of ORA's net sales for the fiscal years ended March 31, 1999, 1998 and 1997, respectively. ORA offers 23 different stock keeping units of power cords which support different wireless telephone models offered by 14 different manufacturers.

A new product category in ORA's line is ITS. ORA has developed numerous proprietary ITS products that allow interconnectivity between automotive safety systems, entertainment systems, navigation systems and wireless communications devices. Telcar, a product developed by ORA, serves as an integration hub for ITS products utilizing ORA's T-bus data protocols. Initial sales of this product are expected to commence at the end of the second quarter of its fiscal year ending March 31, 2000 or early in the following quarter. ORA's patent applications with respect to these products have been approved by the U.S. Patent and Trademark Office.

CUSTOMERS

ORA sells its products to over 400 customers in the United States and throughout North, Central and South America. Among ORA's customers are major retailers, such as OfficeMax and Cablevision Electronics, service providers and cellular carriers, original equipment manufacturers ("OEMs"), auto manufacturers, regional distributors and dealers.

Pursuant to its distribution agreement with ORA Electronics (UK) Ltd.
("ORA UK"), an unaffiliated company, the Company may not sell its products bearing the "ORA" trade name and logo outside of North, Central and South America. Under such agreement, which extends into perpetuity, the Company does not generate any revenues with respect to sales made by ORA UK.

For the fiscal years ending March 31, 1999, 1998 and 1997, one customer, Circuit City, accounted for 52.6%, 38.5% and 25.4%, respectively, of the Company's net sales. For the fiscal years ending March 31, 1999, 1998 and 1997, Staples accounted for approximately 5.9%, 17.3% and 9.2%, respectively, of the Company's net sales. Circuit City is currently significantly reducing its business relationship with the Company. For a more complete discussion of this matter, see Management's Discussion and Analysis of Financial Condition and Results of Operations for Fiscal Year ended March 31, 1999 compared to Fiscal Year ended March 31, 1998.

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

SALES AND DISTRIBUTION

ORA's products are distributed via national and regional consumer electronics retailers, office supply retailers, department stores, auto parts chains and other multiple outlet retailers, wireless service providers, catalog and mail order houses, and electronics distributors. In addition, ORA designs and supplies products to manufacturers of wireless communications devices, automobile manufacturers and other manufacturers under "private label" and special products agreements.

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

The Company's business is seasonal. For its fiscal years ending March 31, 1999, 1998 and 1997, on average, approximately 29.7% of the Company's net sales were in its second fiscal quarter and 26.8% in its third fiscal quarter, with the balance split approximately evenly between the first and fourth fiscal quarters.

BACKLOG

Most orders received by the Company are for immediate delivery. As of March 31, 1999 and 1998, the Company had approximately $1,314,000 and $1,277,000, respectively, in backlog orders, including orders for current delivery, orders for later delivery, back orders and special orders, all of which may be cancelled or modified by the customer.

RESEARCH AND DEVELOPMENT

The Company has always focused on innovation as a means of maximizing margins and capturing and maintaining market share. During its fiscal years ended March 31, 1999, 1998 and 1997, as reflected in its audited financial statements, the Company spent approximately $625,000, $440,000 and $550,000, respectively, on research and development related activities. In addition, the Company estimates that approximately an additional $57,000, $36,000 and $80,000, respectively, was spent for purchased materials that do not have alternative future uses. ORA maintains an in-house research and development engineering staff. The Company maintains extensive research and testing facilities (including an anechoic chamber) at its corporate headquarters, allowing it to conduct sophisticated operations such as testing radiation patterns for antenna and, thus, promoting product safety. ORA also has strategic relationships with other independent research and development companies to utilize their respective specialized skills or equipment.

Many of ORA's products carry UL listings or FCC approvals. The Company has been awarded the prestigious Innovation in Engineering Award from the Electronics Industry Association five times in the last five years. Additionally, ORA is Underwriter Laboratories ISO 9000 certified and operates under the ISO 9002 quality standards.

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

TRADEMARKS AND PATENTS

The Company actively pursues a program of protecting its intellectual property by seeking patent, copyright and trademark protection for its products to the maximum extent permissible under U.S. and foreign laws. Currently, the Company owns 36 issued patents and has an additional five pending patent applications covering various unique and novel aspects of certain of its products in both the United States and in some foreign jurisdictions. Most of the Company's patents have the majority of their term remaining.

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

EMPLOYEES

As of June 15, 1999, the Company had 51 employees. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory.

ITEM 2 - PROPERTIES

The Company owns its 80,000 square foot headquarters and distribution facility in Chatsworth, California. Such property is subject to a deed of trust in favor of the Aid Association for Lutherans, which entity provided financing for the acquisition of the property.

ITEM 3 - LEGAL PROCEEDINGS

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1999.

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

The Company's common stock, par value $.001 per share (the "Common Stock"), was listed for trading on December 20, 1996, following its merger with North American Energy of Delaware, Inc., on the OTC Bulletin Board. As of June 25, 1999, there were approximately 619 stockholders of record of the Company's Common Stock. On June 25, 1998, the last reported sale price of the Common Stock on the OTC Bulletin Board was $0.19. The following table sets forth the high and low sales prices of the Common Stock for each quarterly period during the most recent two fiscal years:

                                                             High          Low
                                                             ----          ----
    Fiscal year ended March 31, 1998:

        First Quarter...............................         $4.38        $1.25
        Second Quarter..............................          4.38         2.25
        Third Quarter                                         2.25         1.50
        Fourth Quarter..............................          2.00         1.25

    Fiscal year ended March 31, 1999:

        First Quarter...............................          2.31         1.56
        Second Quarter..............................          2.25         1.50
        Third Quarter...............................          1.75         1.63
        Fourth Quarter..............................          1.94         0.63

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

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data regarding the Company which is qualified by reference to, and should be read in conjunction with, the financial statements and notes thereto (see "Index to Financial Statements") and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." The income statement and balance sheet data presented below have been derived from the Company's financial statements. The selected pro forma income statement data set forth below is for informational purposes only and may not necessarily be indicative of the Company's results of operations in the future.

                              ORA ELECTRONICS, INC.
                    STATEMENT OF INCOME AND RETAINED EARNINGS

                                                                                Years Ended March 31,
                                                 --------------------------------------------------------------------------------
                                                       1999            1998            1997            1996            1995
                                                 ---------------- --------------  --------------  --------------- ---------------
Net sales....................................      $  13,544,551   $ 15,443,432    $ 18,718,113     $ 24,110,436    $ 25,308,778
Cost of goods sold ..........................          8,005,084      9,152,641      12,211,623       15,354,206      15,687,331
                                                 ---------------- --------------  --------------  --------------- ---------------
Gross profit.................................          5,539,467      6,290,791       6,506,490        8,756,230       9,621,447
                                                 ---------------- --------------  --------------  --------------- ---------------
Operating Expenses:
Selling and shipping expenses................          2,449,563      2,434,547       3,163,863        3,997,970       4,161,196
General and administrative expenses      ....          4,121,929      5,742,427       5,183,082        5,202,191       4,407,590
                                                 ---------------- --------------  --------------  --------------- ---------------
Total operating expenses.....................          6,571,492      8,176,974       8,346,945        9,200,161       8,568,786
                                                 ---------------- --------------  --------------  --------------- ---------------
Other (income) expenses:
Interest expense.............................            714,619        702,128       1,072,107        1,056,529         898,534
Other expense (income). .....................         (1,789,587)       (10,627)       (231,620)         (58,783)        (56,790)
                                                 ---------------- --------------  --------------  --------------- ---------------
Total other (income) expenses................         (1,074,968)       691,501         840,487          997,746         841,744
                                                 ---------------- --------------  --------------  --------------- ---------------
Total expenses...............................          5,496,524      8,868,475       9,187,432       10,197,907       9,410,530
                                                 ---------------- --------------  --------------  --------------- ---------------
Net income (loss) before income taxes........             42,943     (2,577,684)     (2,680,942)      (1,441,677)        210,917
Provision (benefit) for income taxes.........                  0              0               0          (23,822)         27,861
                                                 ---------------- --------------  --------------  --------------- ---------------
Net income (loss)............................      $      42,943   $ (2,577,684)   $ (2,680,942)    $ (1,417,855)   $    183,056
                                                 ================ ==============  ==============  ===============  ===============
PRO FORMA DATA:
Historical income (loss) before income taxes..     $      42,943   $ (2,577,684)   $ (2,680,942)    $ (1,441,677)   $     210,917
Proforma income tax (provision) benefit......                  0              0    $          0     $    713,913    $     (84,367)
                                                 ---------------- --------------  --------------  --------------- ---------------
Proforma net income (loss)...................      $      42,943   $ (2,577,684)   $ (2,680,942)    $   (727,764)   $     126,550
                                                 ---------------- --------------  --------------  --------------- ---------------
Proforma net income (loss) per share.........      $        0.01   $      (0.39)   $      (0.41)    $    (727.76)   $      126.55
                                                 ---------------- --------------  --------------  --------------- ---------------
Proforma weighted average common shares
   outstanding...............................          6,909,292      6,627,697       6,589,068            1,000           1,000
                                                 ================ ==============  ==============  =============== ===============
BALANCE SHEET DATA:
Working capital..............................      $     894,757   $  1,131,155    $  2,829,897     $  1,290,836    $  2,892,990
                                                 ================ ==============  ==============  =============== ===============
Total assets.................................      $  13,627,151   $ 15,329,159    $ 16,728,304     $ 17,128,943    $ 17,020,943
                                                 ================ ==============  ==============  =============== ===============
Long term debt...............................      $   5,653,510   $  6,105,477    $  5,601,516     $  7,188,902    $  7,246,168
                                                 ================ ==============  ==============  =============== ===============
Stockholders' equity.........................      $   2,184,823   $  2,141,880    $  4,400,674     $  1,278,217    $  2,696,072
                                                 ================ ==============  ==============  =============== ===============

The proforma data above is provided for information purposes only, to reflect the effects of federal and state income taxes had the Company had been taxed as a C corporation rather than an S corporation, since April 1, 1994.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

The following table sets forth operating results (as a percentage of net sales) for the periods indicated.

                                             Years Ended March 31,

                                       1999         1998         1997
                                       ----         ----         ----

Net sales                              100.0%       100.0%       100.0%
Cost of sales                           59.1         59.3         65.2
Gross Profit                            40.9         40.7         34.8
Selling and shipping expense            18.1         15.3         16.9
Administrative and general expense      30.4         37.6         27.7
Loss from Operations                    (7.6)       (12.2)        (9.8)
Interest expense                         5.3          4.5          5.7
Other (income)                         (13.2)        (0.1)        (1.2)
Net income (loss) before taxes           0.0%       (16.7)%      (14.3)%


FISCAL YEAR ENDED MARCH 31, 1999 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1998

Net Sales. Net sales decreased 12.3% to $13,544,551 in fiscal year 1999, compared to $15,443,432 in fiscal year 1998, a decrease of $1,898,881. This decrease reflects lower than expected orders from consumer electronics retailers who have reported comparable store sales decreases compared to the prior year. Retailers have reported that their wireless telephone activations are lower as a result of reduced financial incentives offered to them by wireless telephone carriers. The Company believes that its traditional retail customers may face increased competitive pressures from wireless service providers and that, consequently, orders for its wireless products from such retailers may continue to decline. In addition, the Company has been notified by its largest customer, Circuit City, that continuing product orders will be substantially reduced beginning in May, 1999. Net sales to Circuit City during fiscal year 1999 were $7,124,434, or 52.6% of the total annual net sales of $13,554,551. Net sales to Circuit City during fiscal year 1998 were $5,945,721, or 38.5% of the total annual net sales of $15,446,432. Current expectations are that business with Circuit City may be reduced by as much as 90%, or greater, from its current levels. The Company is actively exploring ways to replace this expected reduction in net sales, including alternative channels of distribution, however, no assurance can be given that the Company will be able to do so.

If the Company is not able to substantially replace the expected reduction in Circuit City business by approximately September, 1999, the Company projects that it will have serious cash flow deficiencies. See the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for a more complete discussion of this issue.

Gross Profit. Gross profit decreased by $751,324, or 11.9%, to $5,539,467 for the fiscal year ended March 31, 1999 compared with $6,290,791 in fiscal year 1998, while gross profit as a percentage of net sales increased slightly to 40.9% in fiscal year 1999 from 40.7% in fiscal year 1998. The decrease in absolute dollars is primarily attributable to the decreased number of units sold.

Selling and Shipping Expense. Selling and Shipping expense increased slightly by $15,016, or 1.0%, to $2,449,563 in fiscal year 1999 from $2,434,547 in fiscal year 1998. Increases in media and promotional advertising and trade show expenses of approximately $200,000 were partially offset by lower costs of shipping, warehousing, freight and sales commissions associated with the decreased sales volume.

Administrative and General Expense. Administrative and general expense decreased by $1,620,498, or 28.2%, to $4,121,929 in fiscal year 1999 from $5,742,427 in fiscal year 1998. The decrease is primarily attributed to the legal fees and settlement costs associated with the resolution of the Company's patent litigation against Telular Corporation in fiscal year 1998.

Interest Expense. The Company had interest expense of $714,619 in fiscal year 1999 compared to $702,128 in fiscal year 1998. The increase is primarily attributable to increases in the Company's bank line of credit usage during fiscal 1999.

Other Income. Other income increased to $1,789,587 for fiscal year 1999 compared to $10,627 in fiscal year 1998. The increase is primarily attributable to approximately $1,675,000 in royalty income received in fiscal year 1999 as a result of the Company granting to ORA Electronics (UK) Limited, an unaffiliated company, an exclusive royalty-free right to use certain of the Company's trademarks, including the "ORA" name, in perpetuity worldwide, excepting North, Central and South America. The royalty income received from this transaction is considered non-recurring.

Income Taxes. The Company has made no provision for income taxes as it has a history of net losses, which has resulted in tax loss carry-forwards. At March 31, 1999, the Company had available federal net operating loss carry-forwards of approximately $3,174,000, which expire in 2012 through 2013, and state net operating loss carry-forwards of approximately $1,423,000, which expire in 2002 through 2003


FISCAL YEAR ENDED MARCH 31, 1998 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1997

Net Sales. Net sales decreased 17.5 % to $15,443,432 in fiscal year 1998, compared to $18,718,113 in fiscal year 1997, a decrease of $3,274,681. This decrease reflected lower than expected orders from consumer electronics retailers who reported comparable store sales decreases compared to the prior year. Retailers reported that their wireless telephone activations were lower as a result of reduced financial incentives offered to them by wireless telephone carriers. The Company believed that its traditional retail customers might face increased competitive pressures from wireless service providers and that, consequently, orders for its wireless products from such retailers could continue to decline. The Company has been exploring alternative channels of distribution. The Company allowed stock balancing (return of unsold items for different merchandise) to enable customers to freshen inventory. Higher than expected returns from customers relating to such stock balancing also contributed to lower net sales.

Gross Profit. Gross profit decreased to $6,290,791 for fiscal year 1998 from $6,506,490 in fiscal year 1997. Gross profit as a percentage of net sales increased to 40.7% in fiscal year 1998 from 34.8% in fiscal year 1997. The decrease in absolute dollars was primarily attributable to the decreased number of units sold combined with an increase in customer returns of unsold merchandise. The increase in profit margin as a percentage of net sales was primarily attributable to the Company's successful efforts to procure its product inventory at lower prices, primarily from Taiwan and China.

Operating expenses in total decreased to $8,176,974 in fiscal year 1998 from $8,346,945 in fiscal year 1997. Selling and shipping expenses decreased to $2,434,547 in fiscal year 1998 compared to $3,163,863 in fiscal year 1997, primarily attributable to lower costs of shipping, warehousing, freight, sales commissions, and lower expenditures for advertising. Media, promotional and catalogue advertising decreased to $33,719 in fiscal year 1998 from $105,991 in fiscal year 1997. Administrative and general expenses increased to $5,742,427 in fiscal year 1998 compared to $5,183,082 in fiscal year 1997, primarily attributable to higher legal fees associated with its patent litigation against Telular Corporation, higher bank fees and bad debt experience, partially offset by reductions in personnel.

Operating expenses as a percentage of net sales increased to 52.9% in fiscal year 1998 from 44.6% in fiscal year 1997, primarily due to the decrease in net sales.

The Company had interest expense of $702,128 in fiscal year 1998 compared to $1,072,107 in fiscal year 1997. The decrease was primarily attributable to decreases in the Company's usage of its bank line of credit during fiscal 1998.

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

At March 31, 1999, the Company had $1,807,940 in cash and cash equivalents with a working capital surplus of $894,757, contrasted to $407,694 in cash and cash equivalents with a working capital surplus of $1,121,155 at March 31, 1998. Net cash provided by operating activities was $2,136,854 for the fiscal year ended March 31, 1999, compared with net cash used in operating activities of $937,077 for the fiscal year ended March 31, 1998. The increase in cash and cash equivalents of approximately $1,400,000 is primarily attributable to more current collections of trade accounts receivable of approximately $600,000 combined with the Company's successful efforts to sell much of its slow moving inventory. Working capital may vary from time to time as a result of seasonality, new product introductions, capital expenditures, and changes in inventory and trade accounts receivable levels.

To supplement cash flow from operations, the Company had maintained a $5,000,000 revolving credit facility to be used for general working capital purposes. The credit agreement (dated April 4, 1997) with FINOVA Capital Corporation ("FINOVA") allowed the Company to borrow funds at Citibank N.A.'s reference rate plus 1% and there was an unused line fee of 0.5%. The Company had borrowing capacity from this line of credit of approximately $1,100,000 at March 31, 1999. In January, 1999, the Company was notified by FINOVA that its revolving line of credit would not be extended after its scheduled expiration date of April 4, 1999. On May 12, 1999, the entire balance owing at that date was paid and the relationship with FINOVA was terminated. The Company is attempting to find a replacement credit facility, but no assurances can be given that the Company will be able to do so.

The Company believes that available cash, cash flow from operations and any borrowings that might be made available through a yet to be obtained replacement credit facility, may not be sufficient to meet operating needs and capital expenditure requirements in the immediate future.

The Company has incurred operating losses of $1,032,025, $1,886,183 and $1,840,455 in the fiscal years ended March 31, 1999, 1998 and 1997, respectively. For several years the Company's major competitors, many with greater resources, have aggressively lowered their selling prices in an attempt to increase market share. Although the Company has benefited from its own internal cost reduction programs, the effects of lower pricing by major competitors has more than offset the Company's cost reductions. In addition, the Company is experiencing a significant reduction in its business with its largest customer, Circuit City. See Management's Discussion and Analysis of Financial Condition and Results of Operations for Fiscal Year ended March 31, 1999 compared to Fiscal Year ended March 31, 1998.

The Chief Executive Officer, along with the rest of the Company's management team, has been developing a broad operational and financial restructuring plan. The plan, which is designed to leverage the Company's brand, distribution and technology strengths, includes reducing costs, disposition of certain assets, focusing on development of alternative channels of distribution and capitalizing on the Company's patented technologies. Restructuring costs must be incurred to implement the plan.

Going forward, significant cash flow will be needed to pay the restructuring costs to implement the proposed business plan and to fund losses until the Company has returned to profitability. While there is no assurance that funding will be available to execute the plan, the Company is continuing to seek financing to support its turnaround efforts and is exploring a number of alternatives in this regard.

The Company's independent public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the March 31, 1999 financial statements. The paragraph states that the Company's recurring losses and its inability to secure working capital financing raise substantial doubt about the Company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty.

Existing cash flow is not expected to be sufficient to cover liquidity requirements after September 30, 1999, and the Company is currently facing the prospect of not having adequate funds to operate its business. See Note 8 to the financial statements for details of the Company's efforts to obtain a replacement working capital line of credit. There can be no assurance that an affordable working capital credit facility can be arranged or that any long-term restructuring alternative can be successfully initiated or implemented by September 30, 1999, in which case the Company may be compelled to pursue a bankruptcy filing in the absence of a proposed or pre-approved financial restructuring.

On December 23, 1996, the Company obtained a $1,000,000 loan from an unrelated third party which was used to pay the initial required $1,000,000 reduction on its then existing credit facility. Such $1,000,000 loan bears interest at 8% per annum and all principal and interest is due and payable upon maturity on December 31, 2001.

The loan from the Aid Association for Lutherans ("AAL") obtained by the Company to purchase its headquarters and distribution facility in Chatsworth, California is, by its terms, callable by AAL upon six months notice. As of March 31, 1999, the outstanding principal balance of such loan was $4,531,800. Such loan bears interest at 9.875% per year, is payable in monthly installments of $43,418, representing both principal and interest, matures in February 2019 and is secured by the real property on which the facility is located.

Net cash used in investing activities of $80,794 for fiscal year 1999 is primarily attributed to approximately $51,000 in capital expenditures and additional accrued interest on loans receivable from officer.

Net cash used in financing activities of $655,814 for fiscal year 1999 principally reflects repayments on revolving line of credit of approximately $409,000 and repayments of long term debt of approximately $247,000.

The Company is currently evaluating its management information systems as part its strategy and growth expectations for the future. The likely result of this evaluation will be a systems conversion for the Company's core business processes. Although the ultimate cost of a systems conversion has not yet been determined, the Company believes that it will incur between $100,000 and $150,000 related to this project in fiscal 2000, which will include the purchase of all required hardware, software, and implementation.

Management believes that, despite the financial hurdles and funding uncertainties going forward, it has under development a business plan that, if successfully funded and executed as part of a financial restructuring, can significantly improve operating results. The support of the Company's vendors, customers, potential lenders, stockholders and employees will continue to be key to the Company's future success.

RECENT ACCOUNTING PRONOUNCEMENTS

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

YEAR 2000 ISSUE

Many computer systems and other equipment with embedded chips or processors in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the Year 2000 as "00" and may assume that the year is 1900 rather than 2000. This is commonly known as the Year 2000 issue, which could potentially result in a system failure or in miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in other similar normal business activities. The Company has been informed that the portion of the Company's computer software systems relating to the general ledger, payroll and other employee records is presently Year 2000 compliant. The Company is in the process of evaluating the potential cost to it in addressing the Year 2000 issue with respect to its other software and the potential consequences of an incomplete or untimely resolution of the Year 2000 issue. The Company has been given estimates in the $100,000 to $150,000 range to purchase and implement new Year 2000 compliant software for those systems that the Company is aware require such replacement. Although the Company believes that it will not incur significant costs above these estimates to become completely Year 2000 compliant, no assurance can be given that the Company will not incur significant additional costs in addressing the Year 2000 issue or that the failure to adequately address the Year 2000 issue will not have a material adverse affect upon the Company.

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

FORWARD LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above. The matters discussed herein with respect to the anticipated growth of the wireless telephone industry and the development of new wireless communications technologies, the introduction of new products by the Company, the Company's ability to penetrate new distribution channels, the Company's ability to restructure its existing business, the Company's ability to replace business from lost customers, future sales levels, costs associated with the Company's new management information system, compliance with financial covenants in loan agreements, the Company's ability to secure future financing and the potential outcome of any pending litigation involving the Company, among others, are forward looking statements. In addition, when used in this discussion, the words "anticipates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Annual Report. Statements in this Annual Report, particularly in "Item 1. Business", "Item 3. Legal Proceedings", the Notes to Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," describe certain factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas: the receptivity of consumers to new consumer electronics technologies, the rate and consumer acceptance of new product introductions, competition, the number and nature of customers and their product orders, timely replacement of lost customers, pricing, foreign manufacturing, sourcing and sales (including foreign government regulation, trade and importation concerns and fluctuation in exchange rates), borrowing costs, the receptivity in the market place of the Company's restructuring efforts, changes in taxes due to changes in the mix of U.S. and non U.S. revenue, pending or threatened litigation, the availability of key personnel and other risk factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Financial Statements" at Item 14(a) for a listing of the financial statements and supplementary data submitted as part of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting scheduled for September 21, 1999, to be filed with the Securities and Exchange Commission within 120 days after March 31, 1999, and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting scheduled for September 21, 1999, to be filed with the Securities and Exchange Commission within 120 days after March 31, 1999, and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting scheduled for September 21, 1999, to be filed with the Securities and Exchange Commission within 120 days after March 31, 1999, and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting scheduled for September 21, 1999, to be filed with the Securities and Exchange Commission within 120 days after March 31, 1999, and is incorporated herein by reference.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Report:

     (1)  Financial Statements:

          Report of Independent Auditors

          Balance Sheets at March 31, 1999 and 1998

          Statements of Operations for the Twelve-Month Periods Ended March 31, 1999, 1999 and 1997

          Statements of Stockholders' Equity Twelve-Month Periods Ended March 31, 1999 and 1998

          Statements of Cash Flows for the Twelve-Month Periods
          Ended March 31, 1999, 1998 and 1997

          Notes to Financial Statements

     (2)  Financial Statement Schedules:

          The schedules specified under Regulation S-X are either not applicable or immaterial to the Company's financial statements for each of the three years in the period ended March 31, 1999.

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

Exhibit No.                        Description
-----------                        -----------

     2.1     Plan of Reorganization of North American Energy of
             Delaware, InC. (1)

     2.2 Agreement and Plan of Merger between ORA Electronics, Inc., a Delaware corporation, and North American Energy of Delaware, Inc., a Delaware corporation. (2)

     3.1     Restated Certificate of Incorporation of ORA
             Electronics, Inc, (2)

     3.2     Bylaws of ORA Electronics, Inc. (2)

     4.1     Specimen Common Stock Certificate of ORA Electronics, Inc. (2)

     4.2     Specimen Class A Warrant Certificate. (2)

     4.3     Specimen Class B Warrant Certificate. (2)

     4.4     Specimen Class C Warrant Certificate. (2)

     4.5     Specimen Class D Warrant Certificate. (2)

     4.6 Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (the "Warrant Agent"), dated as of December 20, 1996, (2)

     4.7 Letter Agreement, dated June 10, 1997, from Sheppard, Mullin, Richter & Hampton LLP to the Warrant Agent. (4)

    10.1 Loan and Security Agreement, dated April 4, 1997, by and between the Company and FINOVA Capital Corporation ("FINOVA"). (4)

    l0.2 Amendment to Loan Agreement, dated April 4, 1997, between the Company and FINOVA. (4)

    10.3 Collateral Assignment, Patent Mortgage and Security Agreement, dated as of April 4, 1997, by and between the Company and FINOVA.
             (4)

    10.4 Waiver and Second Amendment to Loan Agreement, dated June 26, 1997, between the Company and FINOVA. (4)

    10.5     Waiver and Third Amendment to Loan Agreement, dated
             November 13, 1997, between the Company and FINOVA. (5)

    10.6     Waiver and Fourth Amendment to Loan Agreement, dated
             February 11, 1998 between the Company and FINOVA. (7)

    10.7     Waiver and Fifth Amendment to Loan Agreement, dated
             March 27, 1998, between the Company and FINOVA. (8)

    10.8 Second Deed of Amendment, by and between the Company and ORA Electronics (UK) Limited ("ORA UK"), dated as of April 1, 1998. (7)

    10.9 Distribution Agreement, by and between Alliance Research Corporation (predecessor to the Registrant) and Contactace Limited (doing business as ORA UK), dated as of 1990. (7)

    10.10    Form of Indemnification Agreement. (3)

    10.11 Employment Agreement dated as of December 19, 1996 by and between the Company and Gershon N. Cooper. (3)

    10.12 Amended and Restated Promissory Note dated December 17, 1996, made by Gershon, Cooper and Ruth Cooper in favor of the Company. (3)

    10.13 Promissory Note dated December 6, 1996, made by Gershon N. Cooper and Ruth Cooper in favor of the Company. (3)

    10.14 Amended and Restated Commercial Credit Agreement dated as of December 31, 1996, by and among Sanwa Bank California, the Company, Gershon N. Cooper, Ruth Cooper and the Cooper Living Trust. (3)

    10.15 Amended and Restated Security Agreement dated as of December 31, 1996, by and between the Company and Sanwa Bank California. (3)

    10.16 Secured Promissory Note dated as of February 1, 1989, made by the Company in favor of the Aid Association for Lutherans. (3)

    10.17 Promissory Note dated as of December 23, 1996, made by the Company in favor of General Funding Corporation. (3)

    10.18    ORA Electronics, Inc. 1996 Stock Plan. (3)

    10.19 Form of ORA Electronics, Inc., 1996 Stock Plan Stock Option Grant Agreement. (3)

    10.20 Form of ORA Electronics, Inc. Non-Employee Directors Stock option Plan. (3)

    10.21 Form of ORA Electronics, Inc. Non-Employee Directors Stock Option Agreement. (3)

    11       Statement re: Computation of Earnings Per Share.

    23.1     Independent Auditors' Consent of Richard & Hedrick.

    27       Financial Data Schedule.

    99.1 Letter Agreement dated December 19, 1996 between the Company and DLS Financial Services, Inc. (3)

    99.2 Registration Rights Agreement, dated as of December 20, 1996, between the Company and The Cooper Family Living Trust. (3)

    99.3     Settlement Agreement and Mutual General Release dated March 2,
             1998, between the Registrant and Telular Corporation.   (6)
--------------------------------------------------------------------------------
    (1) Incorporated by reference from the Form 8-K/A filed on December 20, 1996, by North American Energy of Delaware, Inc., predecessor to the Registrant.

    (2) Incorporated by reference from the Registrant's Form 8-K filed on December 20, 1996.

    (3) Incorporated by reference from the Registrant's Form 10-Q filed on February 14, 1997.

    (4) Incorporated by reference from the Registrant's Form 10-K filed on June 30, 1997.

    (5) Incorporated by reference from the Registrant's Form 10-Q filed on February 14, 1998.

    (6) Incorporated by reference from the Registrant's Form 8-K filed on March 3, 1998.

    (7) Incorporated by reference from the Registrant's Form 8-K filed on April 17, 1998.

    (8) Incorporated by reference from the Registrant's Form 10-K filed on June 29, 1998.

(b) Reports on Form 8-K:

    No reports on Form 8-K were filed by the Company during the fiscal Quarter ended March 31, 1999.

                              ORA ELECTRONICS, INC.

                          INDEX TO FINANCIAL STATEMENTS


INDEPENDENT AUDITORS' REPORT (Richard & Hedrick)

FINANCIAL STATEMENTS:

Balance sheets at March 31, 1999 and 1998

Statements of operations for the twelve month periods ended March 31, 1999, 1998 and 1997

Statements of stockholders' equity for the twelve-month periods ended March 31, 1999 and 1998

Statements of cash flows for the twelve-month periods ended March 31, 1999, 1998 and 1997

Notes to financial statements

                                RICHARD & HEDRICK
             ACCOUNTANCY CORPORATION * CERTIFIED PUBLIC ACCOUNTANTS
                        MEMBER OF AICPA * MEMBER OF CSCPA
                    5857 UPLANDER WAY * CULVER CITY, CA 90230
                      PHONE 310-348-4188 * FAX 310-348-4189


June 17, 1999


ORA Electronics, Inc.
Chatsworth, CA 91311


To the Shareholders and the Board of Directors of ORA Electronics, Inc.:

We have audited the accompanying balance sheets of ORA Electronics, Inc. as of March 31, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORA Electronics, Inc. as of March 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has not obtained a working capital line of credit that raises substantial doubt about the ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Richard & Hedrick
--------------------------
Richard & Hedrick
An Accountancy Corporation

                              ORA ELECTRONICS, INC.
                                  BALANCE SHEET
                             March 31, 1999 and 1998

ASSETS
------                                            1999                  1998
                                                  ----                  ----
Current assets:
Cash and cash equivalents (Note 5)            $ 1,807,940         $  407,694
Trade accounts receivable, less
  allowances for sales returns and
  doubtful accounts (Note 5)                    2,206,849          3,103,736
Inventories (Notes 5 and 14)                    2,565,673          4,627,251
Prepaid expenses                                  103,114             74,276
                                              -----------        -----------

      Total current assets                      6,683,576          8,212,957

Property and equipment, less accumulated
  depreciation (Note 7)                         6,038,045          6,231,494

Other assets:
Loan receivable, officer (Note 6)                 609,802            579,833
Deferred expenses (Note 5)                        295,728            304,875
                                              -----------        -----------

      Total assets                            $13,627,151        $15,329,159

                                              ===========        ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt
      (Note 9)                                   $693,830           $488,604
   Notes payable (Note 8)                         946,775          1,355,847
   Trade payables                               1,966,103          2,925,677
   Accrued interest (Notes 8 and 9)                49,707            101,648
   Other accounts payable and
     accrued expenses                           2,132,403          2,210,026
                                              -----------        -----------

      Total current liabilities                 5,788,818          7,081,802

Long-term debt (Note 9)                         5,653,510          6,105,477
                                              -----------        -----------

      Total liabilities                        11,442,328         13,187,279
                                              -----------        -----------

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

Commitments and contingencies (Note 12)

Stockholders' equity:

Preferred stock $.001 par value;
  authorized 5,000,000 shares;
  none issued                                        -                   -
Common stock $.001 par value;
  authorized 30,000,000 shares;
  reserved for options and warrants
  2,599,402 shares and 2,586,868 shares
  at March 31, 1999 and 1998; issued and
  outstanding 6,909,959 shares and
  6,908,722 shares at March 31, 1999
  and 1998. (Note 3)                               6,910               6,909
Paid-in capital (Note 3)                       6,125,379           6,125,380
Retained earnings (deficit)                   (3,947,466)         (3,990,409)
                                              -----------        -----------

      Total stockholders' equity               2,184,823           2,141,880
                                              -----------        -----------

      Total liabilities and
        stockholders' equity                 $13,627,151         $15,329,159
                                             ===========         ===========


























               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                              ORA ELECTRONICS, INC.
                             STATEMENT OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                                           1999           1998          1997
                                           ----           ----          ----

Net sales (Notes 5 & 11)               $13,544,551    $15,443,432   $18,718,113

Cost of goods sold                       8,005,084      9,152,641    12,211,623
                                       -----------    -----------   -----------
     Gross profit                        5,539,467      6,290,791     6,506,490
                                       -----------    -----------   -----------
Operating expenses:
     Selling and shipping                2,449,563      2,434,547     3,163,863
     Administrative and general          4,121,929      5,742,427     5,183,082
                                       -----------    -----------   -----------
       Total operating expenses          6,571,492      8,176,974     8,346,945
                                       -----------    -----------   -----------
Loss from operations                     1,032,025      1,886,183     1,840,455
Other (income) expenses:
     Interest expense                      714,619        702,128     1,072,107
     Interest/other income              (1,789,587)       (10,627)     (231,620)
                                        -----------    -----------   -----------
       Total other (income) expenses    (1,074,968)       691,501       840,487
                                        -----------    -----------   -----------
Income (loss) before income taxes           42,943     (2,577,684)   (2,680,942)

Income tax (benefit)(Note 15)                    0              0             0
                                       -----------    -----------   -----------
          Net income (loss)            $    42,943    $(2,577,684)  $(2,680,942)
                                      ============    ===========   ===========

Earnings (loss) per share:
     Basic and diluted                 $      0.01    $     (0.39)  $     (0.41)

Number of shares used in the
   per share calculation:
     Basic and diluted                   6,909,292      6,627,697     6,589,068


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                              ORA ELECTRONICS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998


                                               Common Stock                                               Retained
                                                            Number                Preferred   Paid-In     Earnings   Stockholders'
                                    Options    Warrants     of Shares    Amount      Stock    Capital     (Deficit)     Equity
                                    -------    --------     ---------    ------   ----------  -------     --------   ------------
Balance, March 31, 1997             208,480   2,156,000     6,589,068    $6,589     $ 0     $5,806,810  ($1,412,725)   $4,400,674

Common shares issued in satisfaction
   of Telular settlement                                      300,000       300                299,700                    300,000

Issuance of warrants                            259,888

Issuance of common shares                                      19,654        20                 18,870                     18,890

Employees stock plan forfeitures   (37,500)

Net loss for the year ended
   March 31, 1998                                                                                        (2,577,684)   (2,577,684)
                                 ---------    ---------     ---------    ------   --------  ----------  -----------    ----------
Balance, March 31, 1998            170,980    2,415,888     6,908,722    $6,909     $ 0     $6,125,380  $(3,990,409)   $2,141,880

Issuance of Warrants                             12,534

Issuance of common shares                                       1,237         1                     (1)

Net income for the year ended
   March 31, 1999                                                                                            42,943        42,943
                                 ---------    ---------     ---------    ------   --------  ----------  -----------    ----------
Balance, March 31, 1999            170,980    2,428,422     6,909,959    $6,910     $ 0     $6,125,379  $(3,947,466)   $2,184,823
                                 =========    =========     =========    ======   ========  ==========  ===========    ----------






               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                              ORA ELECTRONICS, INC.
                             STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                                                              1999                 1998                  1997
                                                              ----                 ----                  ----
Cash flows from operating activities:
     Net income (loss)                                  $    42,943          $  (2,577,684)         $ (2,680,942)
     Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
         Depreciation and amortization                      253,422                266,588               343,831
         Provision for losses and returns on
           accounts receivable                             (333,101)               305,371              (468,047)
         Changes in assets and liabilities:
             Accounts receivable                          1,229,988              1,081,854               302,744
             Inventories                                  2,061,578                821,777               363,702
             Federal tax refund                                   0                219,927               190,876
             Prepaid expenses                               (28,839)                (8,383)              (28,580)
             Accounts payable, accrued interest and
               other accrued expenses                    (1,089,137)            (1,046,527)            1,012,215
                                                        -----------            -----------           -----------
                 Net cash provided by (used in)
                   operating activities                   2,136,854               (937,077)             (964,201)
                                                        -----------            -----------           -----------
Cash flows from investing activities:
     Capital expenditures                                   (50,826)              (182,001)               29,585
     Loan receivable, officer                               (29,969)               (28,497)             (307,355)
     Proceeds from issuance of stock                              1                318,890             5,804,893
                                                       ------------            -----------           -----------
             Net cash provided by (used in)
               investing activities                         (80,794)               108,392             5,527,123
                                                       ------------            -----------           -----------
Cash flows from financing activities:
     Borrowing (repayment) of notes payable                (409,072)                98,650            (3,017,803)
     Repayment of trust deed payable                        (69,716)               (69,715)              (57,267)
     Issuance (repayment) of long-term debt                (177,026)               885,797            (1,524,200)
                                                        ------------            -----------           -----------
             Net cash provided by (used in)
               financing activities                        (655,814)               914,732            (4,599,270)
                                                        ------------           -----------           -----------
Net increase (decrease) in cash and cash equivalents       1,400,246                86,047               (36,348)
Cash and cash equivalents at beginning of year               407,694               321,647               357,995
                                                        ------------           -----------           -----------
Cash and cash equivalents at end of year                $  1,807,940           $   407,694            $  321,647
                                                        ============            ==========            ==========
Supplemental disclosure of cash flow information:
     Interest paid                                      $    622,758           $   617,307            $2,636,350
                                                        ============            ==========            ==========
     Income taxes paid                                  $          0           $         0            $        0
                                                        ============            ==========           ===========

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                              ORA ELECTRONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BUSINESS:

ORA Electronics, Inc. (the "Company") is a developer and supplier of interface, connectivity solutions and peripheral accessories for wireless communication devices. The Company's products supplement the effectiveness of cellular telephones, personal communications systems ("PCS"), pagers, computing devices and Intelligent transportation Systems industry. The Company currently carries over 1,100 products which are sold to over 400 customers in the United States, and throughout North, Central and South America. Among the Company's customers are major retailers such as OfficeMax and Cablevision Electronics, service providers and wireless carriers, original equipment manufacturers ("OEMs"), auto manufacturers, regional distributors and dealers.

NOTE 2 - FINANCIAL RESULTS AND LIQUIDITY

The Company has incurred operating losses of $1,032,025, $1,886,183 and $1,840,455 in the fiscal years ended March 31, 1999, 1998 and 1997, respectively. For several years the company's major competitors, many with greater resources, have aggressively lowered their selling prices in an attempt to increase market share. Although the company has benefited from its own internal cost reduction programs, the effects of lower pricing by major competitors has more than offset the company's cost reductions.

The Chief Executive Officer, along with the rest of the company's management team, has been developing a broad operational and financial restructuring plan. The plan, which is designed to leverage the company's brand, distribution and technology strengths, includes reducing costs, disposition of certain assets, focusing on development of alternative channels of distribution and capitalizing on the company's patented technologies. Restructuring costs must be incurred to implement the plan.

Going forward, significant cash flow will be needed to pay the restructuring costs to implement the proposed business plan and to fund losses until the company has returned to profitability. While there is no assurance that funding will be available to execute the plan, the company is continuing to seek financing to support its turnaround efforts and is exploring a number of alternatives in this regard.

The company's independent public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the March 31, 1999 financial statements. The paragraph states that the company's recurring losses and its inability to secure working capital financing raise substantial doubt about the company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty.

Existing cash flow is not expected to be sufficient to cover liquidity requirements after September 30, 1999, and the company is currently facing the prospect of not having adequate funds to operate its business (See Note 8 to the financial statements for details of the Company's efforts to obtain a replacement working capital line of credit). There can be no assurance that an affordable working capital credit facility can be arranged or that any long-term restructuring alternative can be successfully initiated or implemented by September 30, 1999, in which case the company may be compelled to pursue a bankruptcy filing in the absence of a proposed or pre-approved financial restructuring.

Management believes that, despite the financial hurdles and funding uncertainties going forward, it has under development a business plan that, if successfully funded and executed as part of a financial restructuring, can significantly improve operating results. The support of the company's vendors, customers, potential lenders, stockholders and employees will continue to be key to the company's future success.


NOTE 3 - REORGANIZATION:

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

The options and warrants are exercisable as follows:

Options                Warrants*             Price               Expires
-------           -------------------        -----               -------

14,772            Class A     480,819       $   5.00        June 30, 2000
20,208            Class B     646,859       $  10.00        June 30, 2000
17,478            Class C     565,772       $  15.00        June 30, 2000
23,022            Class D     733,897       $  20.00        December 20, 2001
------                      ---------
75,480                      2,427,347
======                      =========

North American Energy of Delaware, Inc. had no business expenses for the five years previous to the merger date and no tangible assets or liabilities at the merger date.

* Actual warrant numbers are subject to the round-up provisions under the terms of the merger.

NOTE 4 - S CORPORATION STATUS:

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

                              ORA ELECTRONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include short-term investments with original maturities of 90 days or less.

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

                                                  1999                1998
                                              -----------           -------

  Trade accounts receivable                  $  2,904,347         $ 4,134,335
  Less allowance for doubtful accounts           (200,000)           (300,000)
  Less allowance for sales returns               (497,498)           (730,599)
                                             ------------         -----------
    Trade accounts receivable, net           $  2,206,849         $ 3,103,736
                                             ============         ===========

Inventories
-----------

Inventories are stated at the lower of cost (determined on a weighted average cost basis) or market. Market value is based upon net realizable value. Appropriate consideration is given to deterioration, obsolescence, and other factors in evaluating net realizable value.

Goodwill
--------

Goodwill consists of the excess of consideration paid over the fair value of net assets acquired and is amortized on a straight-line basis against income over 40 years. Goodwill of $299,188 at March 31, 1999 and 1998 is included in deferred expenses net of accumulated amortization of $36,790 and $29,310 respectively.

Revenues
--------

Revenues are recognized upon shipment of product to customers.

Research and Development Expenses
---------------------------------

Research and development expenditures are expensed as incurred and are included in general and administrative expenses.

The total research and development costs for new products for the years ended March 31, 1999, 1998 and 1997 were approximately $625,000, $440,000 and $550,000 respectively, including $57,000, $36,000 and $80,000 of purchased materials that do not have alternative future uses.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Concentration of Cash Balances
------------------------------

The Company maintains cash balances with two banks. The amount on deposit in one financial institution exceeds the $100,000 federally insured limit by $1,628,032 at March 31, 1999.

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

NOTE 6 - OFFICER LOANS RECEIVABLE:

Officer loans receivable of $609,802, at March 31, 1999, consist of a note for $280,855, a note for $243,982 and accrued interest of $84,965. Both notes bear interest at 5.05% and principal and interest are due December 31, 1999.

NOTE 7 - PROPERTY AND EQUIPMENT:

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

                         Useful Life
Assets                     In Years          March 31, 1999     March 31, 1998
                                             --------------     --------------

Land                                           $2,900,000         $2,900,000
Building and
  improvements             31.5 - 39            4,245,548          4,238,969
Machinery and
  equipment                   5 - 7               687,386            710,263
Computer equipment            5                   491,824            475,368
Furniture and
  fixtures                    5 - 7               438,152            429,821
                                               ----------         ----------
                                                8,762,910          8,754,421
Less: accumulated
  depreciation                                  2,724,865          2,522,927
                                               ----------          ---------
    Net property and
       equipment                               $6,038,045         $6,231,494
                                               ==========         ==========

                              ORA ELECTRONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - NOTES PAYABLE:

On April 7, 1997, the Company secured a $5,000,000 line of credit from FINOVA Capital Corporation ("FINOVA"). The line of credit facility with FINOVA is secured by all inventory, equipment, accounts receivable and intellectual property. The initial term of the line of credit is two years with provisions for automatic renewals thereafter in one year increments. Borrowings incur interest at 1% above the reference rate of Citibank, N.A. and there is an unused line fee of 0.5%. The Company's funds are swept daily and capital is made available based on 70% of eligible accounts receivable and 35% of eligible inventory.

Under the line of credit facility, the Company is required to maintain various covenants, including meeting certain net worth requirements, a liquidity ratio, a debt service coverage ratio and restrictions of capital expenditures, additional indebtedness and the payment of dividends. At January 31, 1998, the Company was not in compliance with the Debt Service Coverage Ratio covenant. On March 27, 1998, the covenant violation was waived by FINOVA and all required covenants were reset at more achievable levels. In January, 1999, the Company was notified by FINOVA that its revolving line of credit would not be extended after its scheduled expiration date of April 4, 1999. On May 12, 1999, the entire balance owing at that date was paid and the relationship with FINOVA was terminated. The Company is attempting to find a replacement credit facility, but no assurances can be given that the Company will be able to do so.

                              ORA ELECTRONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 9 - LONG-TERM DEBT:

                                                      March 31,       March 31,
                                                        1999            1998
                                                      ---------       ---------
Long-term debt consists of the following:

Trust deed payable, secured by
certain real estate, payable in
monthly installments of $43,418
including interest at 9.875%
per annum, due February 2019,
callable with six months notice.                    $  4,531,800    $ 4,601,516

Note payable with interest payable
at a rate of 8% per annum, principal
and interest due December 31, 2001.                    1,198,630      1,106,768

Note payable to Telular Corporation,
non-interest bearing, payable in monthly
installments of $25,000 with additional payments
of $225,000 on March 1, 1999 and February 1,
2000, due February 1, 2000.                              650,000      1,000,000
Less unamortized discount, 10% per annum                 (33,090)      (114,203)
                                                     -----------    -----------
Total Debt                                             6,347,340      6,594,081

Less:  current maturities                                693,830        488,604
                                                     -----------    -----------
      Total Long-Term Debt                           $ 5,653,510    $ 6,105,477
                                                     ===========    ===========


Maturities of long-term debt for the years subsequent to March 31, 1999 are as follows:

                                            2000           $   693,829
                                            2001                84,870
                                            2002             1,200,408
                                            2003               103,318
                                            2004               103,318
                                      Thereafter             4,161,597
                                                           -----------
                                                           $ 6,347,340
                                                           ===========

NOTE 10 - 401(k) PROFIT SHARING PLAN:

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

NOTE 11 - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

At March 31, 1999 approximately 67.6% of the trade accounts receivable were represented by two customers and at March 31, 1998, approximately 69.4% of the trade accounts receivable were represented by three customers. For the fiscal year ended March 31, 1999, two customers accounted for approximately 52.3% of the Company's net sales and for the fiscal year ended March 31, 1998, two customers accounted for approximately 55.8% of the Company's net sales.

To reduce credit risk, the Company performs ongoing credit evaluations of its customers financial condition but does not generally require collateral.

The Company purchases substantially all of its inventory through a foreign trading company. The trading company negotiates purchases with various foreign manufacturing companies and remits payment to these companies.

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

Legal Proceedings
-----------------

The Company and Telular Corporation settled their patent lawsuit pursuant to a Settlement Agreement and Mutual General Release dated March 2, 1998. According to the terms of the settlement, Telular Corporation will receive from the Company cash payments totaling $1,500,000 over a two year period and 300,000 shares of the Company's common stock and may receive additional shares of common stock on February 1, 2000 if necessary to ensure that the total shares of such common stock received by Telular Corporation have a market value of $1,500,000 as of such date. The Company has estimated the current value of the final settlement at $1,685,797, of which $459,243 had been accrued for in prior periods. The remaining $1,226,554 has been included in Administrative and General expenses for the year ended March 31, 1998.

The Company is involved in other legal proceedings, many of which arise in the ordinary course of its business. While any litigation contains as element of uncertainty, management believes that the outcome of such proceedings will not have a material adverse effect on the Company's results of operations.

NOTE 13 -  STOCK PLANS

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

The following table summarizes stock option activity:

Option Shares                                    1999              1998
                                              ---------          -------
Outstanding at beginning
  of fiscal year                                95,500                 0
Granted                                              0           133,000
Exercised                                            0                 0
Forfeitures                                          0           (37,500)
                                            ----------        ----------
Outstanding March 31
  ($5.00 per share)                             95,500            95,500
                                            ==========        ==========
Exercisable March 31                            47,750            23,875
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

NOTE 14 - LOWER OF COST OR MARKET ADJUSTMENT:

Adjustments of $579,000, $978,256 and $820,973 were made in the fiscal years ended March 31, 1999, 1998 and 1997, respectively, to reflect inventory at the lower of cost or market, as determined by management's estimates of value below the Company's cost.

NOTE 15 - INCOME TAXES:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards. Significant components and the approximate tax effect of the Company's deferred tax assets as of March 31, 1999 and 1998 are as follows:


                                                  1999                1998
                                              -----------           -------

  Net operating loss carryforwards           $  1,121,543        $ 1,164,486
  Less valuation allowance                     (1,121,543)        (1,164,486)
                                             ------------        -----------
    Net deferred tax asset                   $      -            $     -
                                             ============        ===========

The company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes". The company periodically reviews the adequacy of the valuation allowance to estimate whether or not these tax benefits will be realized in future periods. Management believes that sufficient uncertainty exists regarding the realizability of the net operating losses, and accordingly, a valuation allowance has been recorded at March 31, 1999 and 1998.

No income taxes were paid for the years ended March 31, 1999 and 1998.

NOTE 16 - OTHER INCOME:

In April, 1998, pursuant to the terms of a Second Deed of Amendment, the company granted ORA Electronics (UK) Limited ("ORA UK") an exclusive royalty-free right to use certain of the Company's trademarks, including, without limitation, the "ORA" name, in perpetuity worldwide except for North, Central, and South America. The total consideration paid by ORA UK to the company for such perpetual right was 1,000,000 GBP, or approximately $1,659,000, which is included in Other Income in the fiscal year ended March 31, 1999. Gershon N. Cooper, President and Chief Executive Officer of the company, is a former member of the Board of Directors of ORA UK.

NOTE 17 - YEAR 2000 ISSUE

Many computer systems and other equipment with embedded chips or processors in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the Year 2000 as "00" and may assume that the year is 1900 rather than 2000. This is commonly known as the Year 2000 issue, which could potentially result in a system failure or in miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in other similar normal business activities. The Company has been informed that the portion of the Company's computer software systems relating to the general ledger, payroll and other employee records is presently Year 2000 compliant. The Company is in the process of evaluating the potential cost to it in addressing the Year 2000 issue with respect to its other software and the potential consequences of an incomplete or untimely resolution of the Year 2000 issue. The Company has been given estimates in the $100,000 to $150,000 range to purchase and implement new Year 2000 compliant software for those systems that the Company is aware require such replacement. Although the Company believes that it will not incur significant costs above these estimates to become completely Year 2000 compliant, no assurance can be given that the Company will not incur significant additional costs in addressing the Year 2000 issue or that the failure to adequately address the Year 2000 issue will not have a material adverse affect upon the Company.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th of June, 1999.

                                   ORA ELECTRONICS, INC.



                                   By:    /s/ Gershon N. Cooper
                                        -------------------------------
                                          Gershon N. Cooper, President
                                          [Printed Name and Title]


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of June, 1999.


           Signature                                 Title
           ---------                                 -----

 /s/ Gershon N. Cooper                       Chairman of the Board, Chief
---------------------------                  Executive Officer and President
Gershon N. Cooper                            (Principal Executive Officer)


 /s/ John M. Burris                          Vice President, Chief Financial
---------------------------                  Officer and Director (Principal
John M. Burris                               Financial and Accounting Officer)


 /s/ Mathew F. Jodziewicz                    Vice President of Technology and
---------------------------                  Legal Affairs, and Secretary and
Matthew F. Jodziewicz                        Director


 /s/ Ruth Cooper                             Director
---------------------------
Ruth Cooper

                                  EXHIBIT INDEX

Exhibit No.                         Description                          Page
-------------------------------------------------------------------------------

     2.1     Plan of Reorganization of North American Energy of
             Delaware, InC. (1)

     2.2 Agreement and Plan of Merger between ORA Electronics, Inc., a Delaware corporation, and North American Energy of Delaware, Inc., a Delaware corporation. (2)

     3.1     Restated Certificate of Incorporation of ORA
             Electronics, Inc, (2)

     3.2     Bylaws of ORA Electronics, Inc. (2)

     4.1     Specimen Common Stock Certificate of ORA Electronics,
             Inc. (2)

     4.2     Specimen Class A Warrant Certificate. (2)

     4.3     Specimen Class B Warrant Certificate. (2)

     4.4     Specimen Class C Warrant Certificate. (2)

     4.5     Specimen Class D Warrant Certificate. (2)

     4.6 Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (the "Warrant Agent"), dated as of December 20, 1996, (2)

     4.7 Letter Agreement, dated June 10, 1997, from Sheppard, Mullin, Richter & Hampton LLP to the Warrant Agent. (4)

    10.1 Loan and Security Agreement, dated April 4, 1997, by and between the Company and FINOVA Capital Corporation
             ("FINOVA"). (4)

    l0.2 Amendment to Loan Agreement, dated April 4, 1997, between the Company and FINOVA. (4)

    10.3     Collateral Assignment, Patent Mortgage and Security
             Agreement, dated as of April 4, 1997, by and between the Company and FINOVA. (4)

    10.4 Waiver and Second Amendment to Loan Agreement, dated June 26, 1997, between the Company and FINOVA. (4)

    10.5     Waiver and Third Amendment to Loan Agreement, dated
             November 13, 1997, between the Company and FINOVA. (5)

    10.6     Waiver and Fourth Amendment to Loan Agreement, dated
             February 11, 1998 between the Company and FINOVA. (7)

    10.7     Waiver and Fifth Amendment to Loan Agreement, dated
             March 27, 1998, between the Company and FINOVA. (8)

    10.8 Second Deed of Amendment, by and between the Company and ORA Electronics (UK) Limited ("ORA UK"), dated as of April 1, 1998. (7)

    10.9 Distribution Agreement, by and between Alliance Research Corporation (predecessor to the Registrant) and Contactace Limited (doing business as ORA UK), dated as of 1990. (7)

    10.10    Form of Indemnification Agreement. (3)

    10.11 Employment Agreement dated as of December 19, 1996 by and between the Company and Gershon N. Cooper. (3)

    10.12 Amended and Restated Promissory Note dated December 17, 1996, made by Gershon, Cooper and Ruth Cooper in favor of the Company. (3)

    10.13 Promissory Note dated December 6, 1996, made by Gershon N. Cooper and Ruth Cooper in favor of the Company. (3)

    10.14 Amended and Restated Commercial Credit Agreement dated as of December 31, 1996, by and among Sanwa Bank California, the Company, Gershon N. Cooper, Ruth Cooper and the Cooper Living Trust. (3)

    10.15 Amended and Restated Security Agreement dated as of December 31, 1996, by and between the Company and Sanwa Bank California. (3)

    10.16 Secured Promissory Note dated as of February 1, 1989, made by the Company in favor of the Aid Association for Lutherans. (3)

    10.17 Promissory Note dated as of December 23, 1996, made by the Company in favor of General Funding Corporation. (3)

    10.18    ORA Electronics, Inc. 1996 Stock Plan. (3)

    10.19 Form of ORA Electronics, Inc., 1996 Stock Plan Stock Option Grant Agreement. (3)

    10.20 Form of ORA Electronics, Inc. Non-Employee Directors Stock option Plan. (3)

    10.21 Form of ORA Electronics, Inc. Non-Employee Directors Stock Option Agreement. (3)

    11       Statement re: Computation of Earnings Per Share.                 44

    23.1     Independent Auditors' Consent of Richard & Hedrick.              45

    27       Financial Data Schedule.                                         46

    99.1 Letter Agreement dated December 19, 1996 between the Company and DLS Financial Services, Inc. (3)

    99.2 Registration Rights Agreement, dated as of December 20, 1996, between the Company and The Cooper Family Living Trust. (3)

    99.3     Settlement Agreement and Mutual General Release dated March 2,
             1998, between the Registrant and Telular Corporation.   (6)
--------------------------------------------------------------------------------

    (1) Incorporated by reference from the Form 8-K/A filed on December 20, 1996, by North American Energy of Delaware, Inc., predecessor to the Registrant.

    (2) Incorporated by reference from the Registrant's Form 8-K filed on December 20, 1996.

    (3) Incorporated by reference from the Registrant's Form 10-Q filed on February 14, 1997.

    (4) Incorporated by reference from the Registrant's Form 10-K filed on June 30, 1997.

    (5) Incorporated by reference from the Registrant's Form 10-Q filed on February 14, 1998.

    (6) Incorporated by reference from the Registrant's Form 8-K filed on March 3, 1998.

    (7) Incorporated by reference from the Registrant's Form 8-K filed on April 17, 1998.

    (8) Incorporated by reference from the Registrant's Form 10-K filed on June 29, 1998.

                                                                    EXHIBIT 11
                                                                    ----------


               STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE




                                                   Year ended March 31,

                                           1999           1998          1997
                                           ----           ----          ----

Basic and diluted average shares
  outstanding                           6,909,292      6,627,697      6,589,068

Net income (loss)                     $    42,943    $(2,577,684)   $(2,680,942)

Basic and diluted income (loss)
  per share                                 $0.01         $(0.39)        $(0.41)

                                                               EXHIBIT 23.1
                                                               ------------



                         [RICHARD & HEDRICK LETTERHEAD]




                          INDEPENDENT AUDITORS' CONSENT
                          -----------------------------



We consent to the use of our audit report, June 17, 1999, in the annual report on Form 10-K of ORA Electronics, Inc.




/s/  Richard & Hedrick
--------------------------------
     RICHARD & HEDRICK
     Los Angeles, California


     June 28, 1999