Form 10-Q
period 1999-06-30
ORA ELECTRONICS INC
filed 1999-08-16
CIK 1029182

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  25049



                                FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1999

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

            Yes .....      No .....            Not Applicable ..X..



APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                Outstanding at August 12, 1999
-------------------                         ------------------------------
Common Stock, $.001                                6,910,067 shares
   par value



































                          Exhibit Index on Page 21

                         ORA ELECTRONICS, INC.
                               Form 10-Q
                             June 30, 1999


                             TABLE OF CONTENTS

                                                                        Page
                                                                        ----

PART I -    Financial Information                                         4

      Item 1.     Financial Statements                                    4

                  Balance Sheets as of June 30, 1999 and
                  March 31, 1999                                          4

                  Statements of Operations and Retained
                  Deficit for the three month periods
                  ended June 30, 1999 and 1998                            6

                  Statements of Cash Flows for the
                  three month periods ended June 30,
                  1999 and 1998                                           7

                  Notes to Financial Statements                           8

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                             11


PART II -   Other Information.                                           17

      Item 1.     Legal Proceedings.                                     17

      Item 6.     Exhibits and Reports on Form 8-K.                      17

Signatures                                                               20

Exhibit Index                                                            21

Exhibits                                                              22-23

                         Part I - FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

                           ORA ELECTRONICS, INC.
                              Balance Sheets

                                                  June 30,        March 31,
                                                    1999            1999
                                                 (Unaudited)      (Audited)
                                                 -----------      ---------
                                  ASSETS
Current assets:
   Cash and cash equivalents (Note 2)           $  1,369,261    $  1,807,940
   Trade accounts receivable, less allowances
     for sales returns and doubtful accounts of
     $420,394($697,498 at March 31, 1999)            598,910       2,206,849
   Inventories                                     2,604,870       2,565,673
   Prepaid expenses                                   62,721         103,114
                                                ------------    ------------
   Total current assets                            4,635,762       6,683,576

Property and equipment, net                        5,998,907       6,038,045

Other assets:
   Loan receivable, officer                          617,533         609,802
   Deferred expenses                                 293,442         295,728
                                                ------------    ------------
Total assets                                    $ 11,545,644    $ 13,627,151
                                                ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt         $    481,972    $    693,830
   Notes payable                                        -            946,775
   Trade payables                                  2,329,799       1,966,103
   Accrued interest                                   41,412          49,707
   Other accounts payable and
     accrued expenses                              2,009,980       2,132,403
                                                ------------    ------------
       Total current liabilities                   4,863,163       5,788,818

Long-term debt                                     5,657,201       5,653,510
                                                ------------    ------------
       Total liabilities                          10,520,364      11,442,328
                                                ------------    ------------

Commitments and contingencies (Note 4)

Stockholders' equity:

Preferred stock, $.001 par value,
  authorized 5,000,000 shares,
  none issued                                           -               -

Common stock, par value $.001 per share,
  authorized 30,000,000 shares, issued
  and outstanding 6,910,063 shares at
  June 30, 1999 and 6,909,959 shares at
  March 31, 1999                                       6,910           6,910

Additional paid in capital                         6,125,379       6,125,379
Retained deficit                                  (5,107,009)     (3,947,466)
                                                ------------    ------------
Total stockholders' equity                         1,025,280       2,184,823
                                                ------------    ------------
Total liabilities and stockholders'
  equity                                        $ 11,545,644    $ 13,627,151
                                                ============    ============







              See accompanying notes to financial statements.

                           ORA ELECTRONICS, INC.
                 Statements of Operations and Retained Deficit
            For the Three Month Period Ended June 30, 1999 and 1998
                                (Unaudited)



                                                  Three Months
                                                     Ended
                                                    June 30,
                                           1999                  1998
                                           ----                  ----
Net sales                              $   977,148           $ 3,457,005
Costs of goods sold                        686,231             2,237,443
                                       -----------           -----------
   Gross profit                            290,917             1,219,562
                                       -----------           -----------
Operating expenses:
 Selling and shipping                      366,052               654,019
 Administrative and general                969,614             1,268,307
                                       -----------           -----------
Total operating expenses                 1,335,666             1,922,326
                                       -----------           -----------
Operating loss                          (1,044,749)             (702,764)
Interest expense                          (149,239)             (195,098)
Other income and expense (Note 5)           34,445             1,685,873
                                       -----------           -----------
Income (loss) before income taxes       (1,159,543)              788,011
Provision for income taxes                    -                     -
                                       -----------           -----------
Net profit (loss)                      $(1,159,543)          $   788,011

Retained deficit, beginning
  of period                             (3,947,466)           (3,990,409)
                                       -----------           -----------
Retained deficit, end
  of period                            $(5,107,009)          $(3,202,398)
                                       ===========           ===========

Per common share information:
  Net earnings (loss)                  $(1,159,543)          $   788,011
                                       ===========           ===========
Earnings (loss) per share:
  Basic and diluted                    $     (0.17)          $      0.11
                                       ===========           ===========
Weighted average shares outstanding
  used in the per share calculation:
   Basic and diluted                     6,910,011             6,908,794
                                       ===========           ===========


              See accompanying notes to financial statements.

                           ORA ELECTRONICS, INC.
                         Statements of Cash Flows
         For the Three Month Periods Ended June 30, 1999 and 1998
                                (Unaudited)

                                                           Three Months
                                                          Ended June 30,
                                                      1999             1998
                                                      ----             ----
Cash flows from operating activities
   Net income (loss)                             $(1,159,543)      $   788,011
Adjustments to reconcile net income (loss)
 to net cash provided by operating
 activities:
   Depreciation and amortization                      60,924            57,123
   Provision for losses and sales returns           (125,868)          323,352
Changes in assets and liabilities:
     Trade accounts receivable                     1,607,939           532,107
     Inventories                                     (39,197)          525,107
     Prepaid expenses                                 40,393           (92,426)
     Trade payables                                  363,696        (1,791,168)
     Accrued interest                                 (8,295)           (3,882)
     Other accounts payable and
       accrued expenses                             (122,423)          281,908
                                                 -----------       -----------
Net cash provided by operating activities            617,626           620,132
                                                 -----------       -----------
Cash flows from investing activities:
   Capital expenditures                              (19,500)          (13,289)
   Loan receivable, officer                           (7,731)           (7,351)
                                                 -----------       -----------
Net cash (used in) investing activities              (27,231)          (20,640)
                                                 -----------       -----------
Cash flows from financing activities:
   Repayment of line of credit                      (946,775)         (873,196)
   Repayment of long-term debt                       (82,299)          (22,489)
                                                  -----------       -----------
Net cash (used in) financing activities           (1,029,074)         (895,685)
                                                 -----------       -----------
Net (decrease) in cash and cash
 equivalents                                        (438,679)         (296,193)
Cash and cash equivalents, beginning of period     1,807,940           407,694
                                                 -----------       -----------
Cash and cash equivalents, end of period         $ 1,369,261       $   111,501
                                                 ===========       ===========
Supplemental disclosure of cash flow
 information:
   Cash paid during the period for:
     Interest                                    $   125,106       $   172,845
                                                 ===========       ===========
     Income taxes                                $      -          $      -
                                                 ===========       ===========


              See accompanying notes to financial statements.

                           ORA ELECTRONICS, INC.
                       Notes to Financial Statements
                                (Unaudited)


Note 1 - Description of Business:
----------------------------------

      ORA Electronics, Inc. (the "Company") is a developer and supplier of interface, connectivity solutions and peripheral accessories for wireless communication devices. The Company's products supplement the effectiveness cellular telephones, personal communications systems ("PCS"), pagers, computing devices and the Intelligent Transportation Systems industry. The Company currently carries over 1,200 products which are sold to over 400 customers in the United States, and throughout North, Central and South America. Among the Company's customers are major national and regional retailers, service providers and wireless carriers, original equipment manufacturers ("OEMs"), auto manufacturers, regional distributors and dealers.

Note 2 - Financial Results and Liquidity:
-----------------------------------------

      The Company has incurred operating losses of $1,032,025, $1,886,183 and $1,840,455 in the fiscal years ended March 31, 1999, 1998 and 1997, and is reporting an operating loss for the three months ended June 30, 1999 of $1,044,749. For several years the company's major competitors, many with greater resources, have aggressively lowered their selling prices in an attempt to increase market share. Although the company has benefited from its own internal cost reduction programs, the effects of lower pricing by major competitors has more than offset the company's cost reductions.

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

      The company's independent public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the March 31, 1999 financial statements. The paragraph states that the company's recurring losses and its inability to secure working capital financing raise substantial doubt about the company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty. The financial statements at, and for the three month period ended June 30, 1999, similarly do not include adjustments that might result from the outcome of this uncertainty.

      On July 27, 1999, the Company obtained a $1,200,000 revolving credit facility from Celtic Capital Corporation, to be used for general working capital purposes. The credit agreement setting forth the terms of such revolving credit facility allows the Company to borrow funds at Wells Fargo Bank N.A.'s reference rate plus 2.5%, based on an 80% advance rate on eligible trade accounts receivable. There is a monthly collateral monitoring fee of .25% based on the average trade accounts receivable during the month. However, existing available cash, cash flow from operations and available borrowings through the Company's newly acquired credit facility may not to be sufficient to cover liquidity requirements after September 30, 1999, and the Company is currently facing the prospect of not having adequate funds to operate its business. There can be no assurance that any long-term restructuring alternative can be successfully initiated or implemented by September 30, 1999, in which case the Company may be compelled to pursue a bankruptcy filing in the absence of a proposed or pre-approved financial restructuring.

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

Note 3  -  Basis of Interim Presentation:
-----------------------------------------

      Interim financial statements and information are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of the interim results have been made. All such adjustments were of a normal recurring nature, but do not include any adjustments that might be necessary if the Company were not able to continue as a going concern. The results for the three months ended June 30, 1999 are not necessarily an indication of results to be expected for the entire fiscal year. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. All information reported in this Form 10-Q should be read in conjunction with the Company's annual financial statements and notes thereto for the fiscal year ended March 31, 1999 included in the Company's Annual Report dated June 29, 1999 on Form 10-K filed with the Securities and Exchange Commission.

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

      For comparative purposes, certain amounts in the financial statements from the prior year quarter ended June 30, 1998 have been reclassified.

Note 4 - Legal Proceedings:
---------------------------

      The Company was involved in a lawsuit titled ALLIANCE RESEARCH CORPORATION
V. TELULAR CORPORATION, including the counterclaim entitled TELULAR

CORPORATION V. ALLIANCE RESEARCH CORPORATION, United States District Court for the Central District of California, Case No. CV 94-1065-JSL.

      The Company and Telular Corporation ("Telular") settled their patent lawsuit pursuant to a Settlement Agreement and Mutual General Release dated March 2, 1998. According to the terms of the settlement, Telular will receive from the Company cash payments totaling $1,500,000 over a two year period and 300,000 shares of the Company's common stock, and may receive additional shares of common stock on February 1, 2000, if necessary to ensure that the total shares of such common stock received by Telular have a market value of at least $1,500,000 as of such date. The Company estimated the current value of the final settlement at $1,685,797, all of which has been recognized and included in Administrative and General expenses in periods prior to the quarter ended June 30, 1998.

      The Company is involved in other legal proceedings, many of which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the ultimate outcome of such proceedings will not have a material adverse effect on the Company's results of operations or financial condition.

Note 5 - Sale of Certain Trademarks:
------------------------------------

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

Note 6 - Recent Accounting Pronouncements:
------------------------------------------

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

      Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto.

      The following table sets forth operating results (as a percentage of net sales) for the periods indicated.


                                                 Three months ended June 30,

                                                      1999         1998
                                                      ----         ----
Net sales                                            100.0%       100.0%
Cost of sales                                         70.2         64.7
Gross profit                                          29.8         35.3
Selling and shipping expenses                         37.5         18.9
Administrative and general expenses                   99.2         36.7
Loss from operations                                (106.9)       (20.3)
Interest expense                                     (15.3)        (5.6)
Other (income) and expenses                            3.5         48.8
Net income (loss) before taxes                      (118.7)%       22.8%


RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 1999
COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

      Net Sales. Net sales for the first fiscal quarter ended June 30, 1999 were $977,148, compared to $3,457,005 in the same quarter of 1998, a decrease of $2,479,857, or 71.7%. Approximately $1,550,000 of this decrease is attributable to the loss of business from Circuit City, which had previously been the Company's largest customer. Net sales to Circuit City during the first quarter of fiscal 2000 were approximately $185,000, or 18.9% of the total quarterly net sales of $977,148. Net sales to Circuit City during the first quarter of fiscal 1999 were approximately $1,735,000, or 50.2% of the total quarterly net sales of $3,457,005. The remaining decrease primarily reflects a continuation of a trend of lower orders being received by consumer electronics retailers who have reported same store sales decreases and reductions in wireless telephone activations as compared with the prior year. Retailers have reported that their wireless telephone activations are lower as a result of reduced financial incentives offered to them by wireless telephone carriers. The Company is actively exploring ways to replace this reduction in net sales, including alternative channels of distribution; however, no assurance can be given that the Company will be able to do so.

      Gross Profit. Gross profit for the first quarter ended June 30, 1999 was $290,917 compared to gross profit of $1,219,562 in the same quarter of 1998. Gross profit as a percentage of net sales was 29.8% for the first quarter ended June 30, 1999 compared to gross profit as a percentage of net sales of 35.3% for the quarter ended June 30, 1998. Gross profit results for the quarter ended June 30, 1998 included a $500,000 reduction in the carrying value of inventory. Excluding the effects of that reduction in carrying value of inventory, the gross profit for the quarter ended June 30, 1998 was $1,719,562 and gross profit as a percentage of net sales was 49.7%. Accordingly, there was a decrease in gross profit of $1,428,645 or 83.1%, and a decrease in gross profit as a percentage of net sales of approximately 64.1%. The decreases in both gross profit, and gross profit as a percentage of net sales, are primarily attributed to the loss of business with the Company's largest customer, Circuit City, including the effects of product returns and other program credits issued to Circuit City in connection with its reduction in business with the Company. Additionally, product returns and other program credits to other major customers were higher than anticipated in the quarter ended June 30, 1999.

      Selling and Shipping Expense. Selling and shipping expense decreased by $287,967, or 44.0%, to $366,052 for the first quarter of fiscal 2000 compared with $654,019 in the same period of the prior year. The decrease in selling and shipping expense is primarily attributable to the decrease in net sales.

      Administrative and General Expense. Administrative and general expense decreased by $298,693, or 23.6%, to $969,614 for the first quarter of fiscal 2000 compared with $1,268,307 in the same period of the prior year. The decrease is primarily attributable to a reduction in personnel and other overhead costs of approximately $200,000 and the remaining decrease is attributable to a reduction in legal fees related to the settlement of certain litigation during fiscal 1998.

      Interest Expense. Interest expense for the first quarter of fiscal 2000 was $149,239 compared with $195,098 in the same period of the prior year. The decrease of $45,859, or 23.5% is primarily attributable to a reduction in the Company's usage of its line of credit during the quarter ended June 30, 1999 compared with the same period of the prior year.

      Other Income and Expense. Other income for the first quarter of fiscal 2000 was $34,445 compared with Other income of $1,685,873 in the same period of the prior year. The difference is primarily attributable to approximately $1,675,000 in royalty income received in the quarter ended June 30, 1998 as a result of the Company granting to ORA Electronics (UK) Limited, an unaffiliated company, an exclusive royalty-free right to use certain of the Company's trademarks, including the "ORA" name, in perpetuity worldwide, excepting North, Central and South America.

      Income Taxes. The Company has made no provision for income taxes as it has a history of net losses, which has resulted in tax loss carry-forwards. At June 30, 1999, the Company had available federal net operating loss carry-forwards of approximately $3,332,000, which expire in 2012 through 2013, and state net operating loss carry-forwards of approximately $1,666,000, which expire in 2002 through 2003.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary cash requirements are to fund working capital needs, primarily accounts receivable and inventories. Historically, the Company has satisfied these working capital requirements principally through cash flow from operations and borrowings from revolving line of credit facilities.

      At June 30, 1999, the Company had $1,369,261 in cash and cash equivalents with a working capital deficit of $227,401, contrasted to $1,807,940 in cash and cash equivalents with a working capital surplus of $894,757 at March 31, 1999. Net cash provided by operating activities was $617,626 for the three months ended June 30, 1999, compared with net cash provided by operating activities of $620,132 for the first fiscal quarter ended June 30, 1998. Working capital may vary from time to time as a result of seasonality, new product introductions, capital expenditures, and changes in levels of inventory and trade accounts receivable.

      To supplement cash flow from operations, the Company had maintained a $5,000,000 revolving credit facility to be used for general working capital purposes. The credit agreement (dated April 4, 1997) with FINOVA Capital Corporation ("FINOVA") allowed the Company to borrow funds at Citibank N.A.'s reference rate plus 1%, as well as an unused line fee of 0.5%. In January, 1999, the Company was notified by FINOVA that its revolving line of credit would not be extended after its scheduled expiration date of April 4, 1999. On May 12, 1999, the entire balance owing of $285,747 was paid and the Company's relationship with FINOVA was terminated.

      On July 27, 1999, the Company obtained a $1,200,000 revolving credit facility from Celtic Capital Corporation, to be used for general working capital purposes. The Credit Agreement allows the Company to borrow funds at Wells Fargo Bank N.A.'s reference rate plus 2.5%, based on an 80% advance rate on eligible trade accounts receivable. There is a monthly collateral monitoring fee of .25% based on the average trade accounts receivable during the month.

      The Company believes that available cash, cash flow from operations and available borrowings through its newly acquired credit facility may not be sufficient to meet operating needs and capital expenditure requirements in the immediate future.

      The Company has incurred operating losses of $1,032,025, $1,886,183 and $1,840,455 in the fiscal years ended March 31, 1999, 1998 and 1997, and is reporting an operating loss for the three months ended June 30, 1999 of $500,000. For several years the Company's major competitors, many with greater resources, have aggressively lowered their selling prices in an attempt to increase market share. Although the Company has benefited from its own internal cost reduction programs, the effects of lower pricing by major competitors has more than offset the Company's cost reductions. In addition, the Company is experiencing a significant reduction in its business with its largest customer, Circuit City. See Management's Discussion and Analysis of Financial Condition and Results of Operations for Three Months ended June 30, 1999 compared to Three Months ended June 30, 1998.

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

      The Company's independent public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the March 31, 1999 financial statements. The paragraph states that the Company's recurring losses and its inability to secure working capital financing raise substantial doubt about the Company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty. Similarly, the unaudited financial statements presented for the period ending June 30, 1999, do not include any adjustments that might be necessary if the Company were not able to continue as a going concern.

      Existing cash flow is not expected to be sufficient to cover liquidity requirements after September 30, 1999, and the Company is currently facing the prospect of not having adequate funds to operate its business. There can be no assurance that any long-term restructuring alternative can be successfully initiated or implemented by September 30, 1999, in which case the Company may be compelled to pursue a bankruptcy filing in the absence of a proposed or pre-approved financial restructuring.

      On December 23, 1996, the Company obtained a $1,000,000 loan from an unrelated third party which was used to pay the initial required $1,000,000 reduction on its then existing credit facility. Such $1,000,000 loan bears interest at 8% per annum and all principal and interest is due and payable upon maturity on December 31, 2001.

      The loan from the Aid Association for Lutherans ("AAL") obtained by the Company to purchase its headquarters and distribution facility in Chatsworth, California is, by its terms, callable by AAL upon six months notice. As of June 30, 1999, the outstanding principal balance of such loan was $4,513,274. Such loan bears interest at 9.875% per year, is payable in monthly installments of $43,418, representing both principal and interest, matures in February 2019 and is secured by the real property on which the facility is located.

      Net cash used in investing activities of $27,231 for the first fiscal quarter ended June 30,1999 is primarily attributed to approximately $20,000 in capital expenditures and additional accrued interest on loans receivable from officer.

      Net cash used in financing activities of $1,029,074 for the first fiscal quarter ended June 30, 1999 principally reflects repayments on the Company's revolving line of credit of approximately $947,000 and repayments of long-term debt of approximately $82,000.

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

FORWARD LOOKING INFORMATION

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above. The matters discussed herein with respect to the Company's ability to penetrate new distribution channels, the Company's ability to restructure its existing business, the Company's ability to replace business from lost customers, future sales levels, costs associated with the Company's new management information system, compliance with financial covenants in loan agreements, the development and implementation of a new business plan, and the potential outcome of any pending litigation involving the Company, among others, are forward looking statements. In addition, when used in this discussion, the words "anticipates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

      Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Quarterly Report. Statements in this Quarterly Report, particularly in the Notes to Financial Statements, and "Part 1, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations," describe certain factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas: the receptivity of consumers to new consumer electronics technologies, the rate and consumer acceptance of new product introductions, competition, the number and nature of customers and their product orders, timely replacement of lost customers, pricing, foreign manufacturing, sourcing and sales (including foreign government regulation, trade and importation concerns and fluctuation in exchange rates), borrowing costs, the receptivity in the market place of the Company's restructuring efforts, changes in taxes due to changes in the mix of U.S. and non U.S. revenue, pending or threatened litigation, the availability of key personnel and other risk factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

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

(4)   Incorporated by reference from the Registrant's Form
      10-Q filed on February 14, 1998.

(5)   Incorporated by reference from the Registrant's Form
      8-K filed on April 17, 1998.

(6)   Incorporated by reference from the Registrant's Form
      10-K filed on June 29, 1998.




(b)   Reports on Form 8-K.
      --------------------

      A Current Report on Form 8-K was filed on June 18, 1999, in connection with the Company's extension of the exercise deadlines relating to its Class A, Class B and Class C Warrants. By their terms, the Company's Class A Warrants now entitle the holders thereof to purchase shares of the Company's common stock at an exercise price of $5.00 per share on or prior to June 30, 2000, the Company's Class B Warrants now entitle the holders thereof to purchase shares of the Company's common stock at an exercise price of $10.00 per share on or prior to June 30, 2000, and the Company's Class C Warrants now entitle the holders thereof to purchase shares of the Company's common stock at an exercise price of $15.00 per share on or prior to June 30, 2000.

                                SIGNATURES
                                ----------



            Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ORA ELECTRONICS, INC.
                                   (Registrant)




Dated: August 16, 1999             By: /s/ JOHN M. BURRIS
                                      ------------------------------
                                      John M. Burris, Duly Authorized
                                      Representative and Chief Financial
                                      Officer

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

                                                                 EXHIBIT 11
                                                                 ----------


              STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE





                                               Three Months Ended June 30,
                                                 1999                1998
                                                 ----                ----
Basic and diluted weighted average
 number of shares of common stock
 outstanding                                   6,910,011           6,908,794
                                             ===========         ===========

Net earnings (loss)                          $(1,159,543)        $   788,011
                                             ===========         ===========

Basic and diluted earnings                   $     (0.17)        $      0.11
 (loss) per share                            ===========         ===========