Form 10-Q
period 1999-09-30
ORA ELECTRONICS INC
filed 1999-11-15
CIK 1029182

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 25049

                           -----------------------

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1999

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

      Yes  .....       No  .....          Not Applicable  ..X..


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at November 12, 1999
            -----                   --------------------------------
Common Stock, $.001 par value              6,910,158 shares































                            Exhibit Index on page 23

                          ORA ELECTRONICS, INC.
                                Form 10-Q
                           September 30, 1999


                            TABLE OF CONTENTS

                                                                      Page
                                                                      ----

PART I -       Financial Information.                                   4

   Item 1.     Financial Statements                                     4

               Balance Sheets as of September 30, 1999 and
               March 31, 1999                                           4

               Statements of Operations and Retained Deficit
               for the three and six month periods ended
               September 30, 1999 and 1998                              6

               Statements of Cash Flows for the six month
               periods ended September 30, 1999 and 1998                7


               Notes to Financial Statements                            8

   Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations.           12


PART II -      Other Information.                                       19

   Item 4.     Submission of Matters to a Vote of Security Holders.     19

   Item 6.     Exhibits and Reports on Form 8-K.                        20

Signatures                                                              22

Exhibit Index                                                           23

Exhibits                                                                24-25

                        PART I -FINANCIAL INFORMATION.

   ITEM 1.    FINANCIAL STATEMENTS.

                            ORA ELECTRONICS, INC.
                                Balance Sheets

                                            September 30,    March 31,
                                                1999           1999
                                            (Unaudited)      (Audited)
                                            -----------      ---------
                                    ASSETS
Current assets:
  Cash and cash equivalents                $    706,260    $    407,694
  Trade accounts receivable, less
    allowance for sales returns and
    doubtful accounts of $232,977
    ($1,022,043 at March 31, 1999)              599,260       3,112,292
  Inventories                                 2,519,611       4,627,251
  Prepaid expenses                               26,294          74,276
                                           ------------    ------------

    Total current assets                      3,851,425       8,221,513

Property and equipment, net                   5,954,161       6,231,494
Other assets:
   Loan receivable, officer                     625,357         579,833
   Deferred expenses                            291,157         304,875
                                           ------------    ------------

Total assets                               $ 10,722,100    $ 15,337,715
                                           ============    ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt     $    418,535    $    488,604
  Notes payable                                    -          1,355,847
  Trade payables                              2,425,116       2,925,677
  Accrued interest                               41,412         101,648
  Other accounts payable and accrued
    expenses                                  2,048,021       2,218,582
                                           ------------    ------------
      Total current liabilities               4,933,084       7,090,358

Long-term debt                                5,694,449       6,105,477
                                           ------------    ------------
      Total liabilities                      10,627,533      13,195,835
                                           ------------    ------------


                 See accompanying notes to financial statements.

Stockholders' equity:

Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   none issued                                     -               -

Common stock, par value $.001 per share,
  authorized 30,000,000 shares, issued
  and outstanding 6,910,132 shares at
  September 30, 1999 and 6,908,722
  shares at March 31, 1999                        6,910           6,910

Additional paid in capital                    6,125,379       6,125,379
Retained (deficit)                           (6,037,722)     (3,990,409)
                                           ------------    ------------

Total stockholders' equity                       94,567       2,141,880
                                           ------------    ------------

Total liabilities and stockholders'
   equity                                  $ 10,722,100    $ 15,337,715
                                           ============    ============



                 See accompanying notes to financial statements.

                            ORA ELECTRONICS, INC.
                Statements of Operations and Retained Deficit
                  For the Three Month and Six Month Periods
                      Ended September 30, 1999 and 1998
                                 (Unaudited)
                                              Three months                         Six months
                                           1999           1998                1999           1998
                                           ----           ----                ----           ----
Net sales                              $   846,138    $ 4,086,412         $ 1,823,287    $ 7,543,417
Cost of goods sold                         432,436      2,053,293           1,118,668      4,290,735
                                       -----------    -----------         -----------    -----------
Gross profit                               413,702      2,033,119             704,619      3,252,682
                                       -----------    -----------         -----------    -----------
Operating expenses:
 Selling and shipping                      441,328        604,228             879,979      1,236,878
 Administrative and general                791,352      1,083,451           1,688,367      2,373,128
                                       -----------    -----------         -----------    -----------
Total operating expenses                 1,232,680      1,687,679           2,568,346      3,610,006
                                       -----------    -----------         -----------    -----------
Operating profit (loss)                   (818,978)       345,440          (1,863,727)      (357,324)
Interest (expense)                        (158,482)      (172,170)           (307,722)      (367,268)
Other income (Note 7)                       46,747         54,391              81,193      1,740,264
                                       -----------    -----------         -----------    -----------
Income (loss) before income taxes         (930,713)       227,661          (2,090,256)     1,015,672
Provision for income taxes                    -              -                   -              -
                                       -----------    -----------         -----------    -----------
Net profit (loss)                         (930,713)       227,661          (2,090,256)     1,015,672

Retained deficit, beginning
 of period                              (5,107,009)    (3,202,398)         (3,947,466)    (3,990,409)
                                       -----------    -----------         -----------    -----------
Retained deficit, end
 of period                             $(6,037,722)   $(2,974,737)        $(6,037,722)   $(2,974,737)
                                       ===========    ===========         ===========    ===========
Per common share information:
  Net earnings (loss)                  $  (930,713)   $   227,661         $(2,090,256)   $ 1,015,672
                                       ===========    ===========         ===========    ===========
Earnings (loss) per share:
  Basic and diluted                    $     (0.13)   $      0.03         $     (0.30)   $      0.15
                                       ===========    ===========         ===========    ===========
Weighted average shares outstanding
  used in the per share calculation:
  Basic and diluted                      6,910,098      6,908,956           6,910,055      6,908,875
                                       ===========    ===========         ===========    ===========

               See accompanying notes to financial statements.

                            ORA ELECTRONICS, INC.
                           Statements of Cash Flows
         For the Six Month Periods Ended September 30, 1999 and 1998
                                 (Unaudited)
                                                  Six Months Ended September 30,
                                                        1999            1998
                                                        ----            ----
Cash flows from operating activities:
   Net income (loss)                               $(2,090,256)   $  1,015,672
Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
  activities:
     Depreciation and amortization                     121,848         118,486
     Provision for losses and sales returns           (165,089)        (84,507)
     Changes in assets and liabilities:
        Trade accounts receivable                    1,607,589       1,545,492
        Inventories                                     46,062       1,418,037
        Prepaid expenses                                76,820        (102,008)
        Trade payables                                 459,013      (2,047,704)
        Accrued interest                                 8,295         (11,481)
        Other accounts payable and
          accrued expenses                             (84,382)        520,758
                                                   -----------     -----------
Net cash provided by (used in) operating
  activities                                           (20,100)       2,372,745
                                                   -----------     -----------
Cash flows from investing activities:
   Capital expenditures                                (23,650)        (42,036)
   Loan receivable, officer                            (15,555)        (14,796)
   Security deposits                                    33,580            -
                                                   -----------     -----------
Net cash (used in) investing activities                 (5,625)        (56,832)
                                                   -----------     -----------
Cash flows from financing activities:
   Repayment of line of credit                        (933,888)     (1,355,847)
   Borrowing (repayment) of long-term debt            (142,067)        (70,820)
                                                   -----------     -----------
Net cash provided by (used in) financing activities (1,075,955)     (1,426,667)
                                                   -----------     -----------
Net increase (decrease) in cash and cash
  equivalents                                       (1,101,680)        889,246

Cash and cash equivalents, beginning of period       1,807,940         407,694
                                                   -----------     -----------
Cash and cash equivalents, at end of period        $   706,260     $ 1,296,940
                                                   ===========     ===========
Supplemental disclosure of cash flow information:
   Interest paid                                   $   256,458     $   333,376
                                                   ===========     ===========
   Income taxes paid                               $      -        $      -
                                                   ===========     ===========

                 See accompanying notes to financial statements.

                              ORA ELECTRONICS, INC.
                         Notes to Financial Statements
                                  (Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

     ORA Electronics, Inc. (the "Company" or the "Registrant") is a developer and supplier of interface, connectivity solutions and peripheral accessories for wireless communication devices. The Company's products supplement the effectiveness of cellular telephones, personal communications systems ("PCS"), pagers, computing devices and the intelligent transportation systems industry. The Company currently carries over 900 products which are sold to over 500 customers in the United States, and throughout North, Central and South America. Among the Company's customers are major national and regional retailers, service providers and wireless carriers, original equipment manufacturers ("OEMs"), auto manufacturers, regional distributors and dealers.

NOTE 2 - FINANCIAL RESULTS AND LIQUIDITY

     The Company has incurred operating losses of $1,032,025, $1,886,183 and $1,840,455 in the fiscal years ended March 31, 1999, 1998 and 1997, and is reporting an operating loss for the six months ended September 30, 1999 of $1,863,727. For several years the company's major competitors, many with greater resources, have aggressively lowered their selling prices in an attempt to increase market share. Although the company has benefited from its own internal cost reduction programs, the effects of lower pricing by major competitors has more than offset the company's cost reductions.

     The Company has been developing a broad operational and financial restructuring plan. The plan, which is designed to leverage the company's brand, distribution and technology strengths, includes reducing costs, disposition of certain assets, focusing on development of alternative channels of distribution and capitalizing on the company's patented technologies. Restructuring costs must be incurred to implement the plan.

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

     The company's independent public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the March 31, 1999 financial statements. The paragraph states that the company's recurring losses and its inability to secure working capital financing raise substantial doubt about the company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty. The financial statements at, and for the three month and six month periods ended, September 30, 1999, similarly do not include adjustments that might result from the outcome of this uncertainty.

     On July 27, 1999, the Company obtained a $1,200,000 revolving credit facility from Celtic Capital Corporation, to be used for general working capital purposes. The credit agreement allows the Company to borrow funds at Citibank N.A.'s reference rate plus 2.5%, based on an 80% advance rate on eligible trade accounts receivable. There is a monthly collateral monitoring fee of .25% based on the average trade accounts receivable during the month. On September 27, 1999, Celtic Capital withdrew the credit facility, citing the significant deterioration in the Company's business. No borrowings were made from the credit facility. The Company is attempting to find a replacement credit facility, but no assurances can be given that the Company will be able to do so.

     The Company believes that available cash, cash flow from operations and any borrowings that might be made available through a yet to be obtained replacement credit facility, may not to be sufficient to cover liquidity requirements after November 30, 1999, and the Company is currently facing the prospect of not having adequate funds to operate its business. There can be no assurance that any long-term restructuring alternative can be successfully initiated or implemented by November 30, 1999, in which case the Company may be compelled to pursue a bankruptcy filing in the absence of a proposed or pre-approved financial restructuring.

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

NOTE 3 - BASIS OF INTERIM PRESENTATION

     Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three and six months ended September 30, 1999 are not necessarily an indication of results to be expected for the entire fiscal year. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. All information reported in this Form 10-Q should be read in conjunction with the Company's annual financial statements and notes thereto for the fiscal year ended March 31, 1999 filed with the Securities and Exchange Commission on June 29, 1999.

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

     For comparative purposes, certain amounts in the financial statements from the prior periods ended March 31, 1999 and September 30, 1998 have been reclassified.

NOTE 4 - LEGAL PROCEEDINGS

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

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 6 - YEAR 2000 ISSUE

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

NOTE 7 - SALE OF CERTAIN TRADEMARKS

     In April, 1998, pursuant to the terms of a Second Deed of Amendment, the Company granted ORA Electronics (UK) Limited ("ORA UK") an exclusive royalty-free right to use certain of the Company's trademarks, including, without limitation, the "ORA" name, in perpetuity worldwide except for North, Central and South America. The total consideration paid by ORA UK to the Company for such perpetual right was 1,000,000 GRP, or approximately
$1,675,000, which is included in Other Income on the Statement of Operations and Retained Deficit for the six months ended September 30, 1998. Gershon N.
Cooper, President and Chief Executive Officer of the Company at the time of the transaction, is a former member of the Board of Directors of ORA UK.

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

     The following table sets forth, for the periods indicated, certain statements of operations and retained deficit data for the Company expressed as a percentage of net sales:

                                         Three months           Six months
                                      ended September 30,   ended September 30,
                                       1999         1998     1999      1998
                                       ----         ----     ----      ----
Net sales                             100.0%       100.0%    100.0%    100.0%
Cost of sales                          51.1         50.2      61.4      56.9
Gross profit                           49.9         49.8      38.6      43.1
Selling and shipping expenses          52.2         14.8      48.3      16.4
Administrative and general expenses    93.5         26.5      92.6      31.4
Income (loss) from operations         (96.8)         8.5    (102.2)     (4.7)
Interest expense                      (18.7)        (4.2)    (16.9)     (4.9)
Other income and expense                5.5          1.3       4.5      23.1
Net Income(loss)before income taxes  (110.0)%        5.6%   (114.6)%    13.5%


RESULTS OF OPERATIONS COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     Net Sales. Net sales decreased by $3,240,274, or 79.3%, to $846,138 for the second quarter of fiscal 2000 compared to $4,086,412 for the same period of the prior year. Approximately $2,100,000 of this decrease is attributable to the loss of business from Circuit City, which had previously been the Company's largest customer. Net sales to Circuit City during the second quarter of fiscal 2000 were approximately $85,000, or 10.0% of the total quarterly net sales of $846,138. Net sales to Circuit City during the first quarter of fiscal 1999 were approximately $2,185,000, or 53.5% of the total quarterly net sales of $4,086,412. The remaining decrease primarily reflects a continuation of a trend of lower orders being received by consumer electronics retailers who have reported same store sales decreases and reductions in wireless telephone activations as compared with the prior year. Retailers have reported that their wireless telephone activations are lower as a result of reduced financial incentives offered to them by wireless telephone carriers. The Company is actively exploring ways to replace this reduction in net sales, including alternative channels of distribution, however, no assurance can be given that the Company will be able to do so.

     Gross Profit. Gross profit decreased by $1,619,417, or 79.7%, to $413,702 for the second quarter of fiscal 2000 compared with $2,033,119 for same period of the prior year, while gross profit as a percentage of net sales decreased to 48.9% from 49.8%. The decreases in gross profit and gross profit as a percentage of net sales are primarily attributable to the decline in net sales described above.

     Selling and Shipping Expense. Selling and shipping expense decreased by $162,900, or 27.0%, to $441,328 for the second quarter of fiscal 2000 compared with $604,228 in the same period of the prior year. The decrease in selling and shipping expense is primarily attributable to lower costs of shipping, warehousing, freight and sales commissions resulting from lower sales volume.

     Administrative and General Expense. Administrative and general expense decreased by $292,099, or 27.0%, to $791,352 for the second quarter of fiscal 2000 compared with $1,083,451 in the same period of the prior year. The decrease is primarily attributed to a reduction in personnel and salaries of existing personnel during the quarterly period ended September 30, 1999 as part of the Company's efforts to reduce expenses.

     Interest Expense. Interest expense for the second quarter of fiscal 2000 was $158,482 compared with $172,170 in the same period of the prior year. This reduction is primarily a result of the Company not borrowing from its line of credit during the quarter ended September 30, 1999.

     Other Income and Expense. Other income for the second quarter of fiscal 2000 was $46,747 compared with $54,391 in the same period of the prior year. The decrease of $7,644, or 14.1% is primarily attributed to a partial refund of property taxes received in the quarter ended September 30, 1998.

     Income Taxes. The Company has made no provision for income taxes as it has a history of net losses, which has resulted in tax loss carryforwards. At September 30, 1999, the Company had available federal net operating loss carryforwards of approximately $4,263,000, which expire in 2012 through 2013, and state net operating loss carryforwards of approximately $2,597,000, which expire in 2002 through 2003.

COMPARISON OF SIX MONTHS ENDED SEPTEMBER 30, 1999 TO SIX MONTHS ENDED SEPTEMBER 30, 1998

     Net Sales. Net sales decreased by $5,720,130, or 75.8%, to $1,823,287 for the six months of fiscal 2000 ended September 30, 1999, compared with $7,543,417 for the same period of the prior year. Approximately $1,550,000 of this decrease is attributable to the loss of business from Circuit City, which had previously been the Company's largest customer. Net sales to Circuit City during the first six months of fiscal 2000 were approximately $270,000, or 14.8% of the total net sales of $1,823,287. Net sales to Circuit City during the first six months of fiscal 1999 were approximately $3,920,000, or 52.0% of the total net sales of $7,543,417. The remaining decrease primarily reflects a continuation of a trend of lower orders being received by consumer electronics retailers who have reported same store sales decreases and reductions in wireless telephone activations as compared with the prior year. Retailers have reported that their wireless telephone activations are lower as a result of reduced financial incentives offered to them by wireless telephone carriers. The Company is actively exploring ways to replace this reduction in net sales, including alternative channels of distribution, however, no assurance can be given that the Company will be able to do so.

     Gross Profit. Gross profit decreased by $2,548,063, or 78.3%, to $704,619 for the six months of fiscal 2000 ended September 30, 1999 compared with $3,252,682 for the same period of the prior year, while gross profit as a percentage of net sales decreased to 38.6% from 43.1%. The decreases in gross profit and gross profit as a percentage of net sales are primarily attributable to the decline in net sales described above.

     Selling and Shipping Expense. Selling and shipping expense decreased by $356,979, or 28.9%, to $879,979 for the six months of fiscal 2000 ended September 30, 1999 compared with $1,236,878 in the same period of the prior year. The decrease in selling and shipping expenses is primarily attributable to lower costs of shipping, warehousing, freight and sales commissions as result of decreased sales volume.

     Administrative and General Expense. Administrative and general expense decreased by $684,761, or 28.9%, to $1,688,367 for the six months of fiscal 2000 ended September 30, 1999 compared with $2,373,128 for the same period of the prior year. The decrease is primarily attributable to a reduction in personnel and salaries of existing personnel during the six month period ended September 30, 1999 as part of the Company's efforts to reduce expenses.

     Interest Expense. Interest expense for the six months of fiscal 2000 ended September 30, 1999 was $307,722 compared with $367,268 in the same period of the prior year. This reduction is primarily a result of decreased borrowings under the Company's line of credit.

     Other Income and Expense. Other income for the six months of fiscal 2000 was $81,193 compared with Other income of $1,740,264 in the same period of the prior year. The difference is primarily attributable to approximately $1,675,000 in royalty income received in the quarter ended June 30, 1998 as a result of the Company granting to ORA Electronics (UK) Limited, an unaffiliated company, an exclusive royalty-free right to use certain of the Company's trademarks, including the "ORA" name, in perpetuity worldwide, excepting North, Central and South America.

     Income Taxes. The Company has made no provision for income taxes as it has a history of net losses, which has resulted in tax loss carryforwards. At September 30, 1999, the Company had available federal net operating loss carryforwards of approximately $4,263,000, which expire in 2012 through 2013, and state net operating loss carryforwards of approximately $,597,000, which expire in 2002 through 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements are to fund working capital needs, primarily accounts receivable and inventories. Historically, the Company has satisfied these working capital requirements principally through cash flow from operations and bank borrowings.

     On September 20, 1999, the Company announced that Gershon N. Cooper had relinquished his duties as Chief Executive Officer and President of the Company due to medical reasons, and that Martin Pichinson was appointed as the interim Chief Executive Officer and President as of that date. Pursuant to the terms of Mr. Cooper's employment agreement with the Company, Mr. Cooper is entitled to draw his full salary of $330,000 per year for a period of six months following a medical disability of this nature. As interim Chief Executive Officer and President, Mr. Pichinson is entitled to a base salary of $360,000 per year, in addition to certain incentive-based compensation.

     At September 30, 1999, the Registrant had $706,260 in cash and cash equivalents with a working capital deficiency of $1,081,659, contrasted to $1,807,940 in cash and cash equivalents with a working capital surplus of $894,758 at March 31, 1999. Net cash used in operating activities was $20,100 for the six months ended September 30, 1999, compared with net cash provided by operating activities of $2,372,745 for the six months ended September 30, 1998. Working capital may vary from time to time as a result of seasonality, new product introductions, capital expenditures and changes in inventory levels.

     To supplement cash flow from operations, if necessary, the Company obtained a $1,200,000 revolving credit facility on July 27, 1999, from Celtic Capital Corporation, to be used for general working capital purposes. The credit agreement allowed the Company to borrow funds at Citibank N.A.'s reference rate plus 2.5%, based on an 80% advance rate on eligible trade accounts receivable. There was a monthly collateral monitoring fee of .25% based on the average trade accounts receivable during the month. On September 27, 1999, Celtic Capital withdrew the credit facility, citing the significant deterioration in the Company's business. No borrowings were made from the credit facility. The Company is attempting to find a replacement credit facility, but no assurances can be given that the Company will be able to do so.

     The Company believes that available cash, cash flow from operations and any borrowings that might be made available through a yet to be obtained replacement credit facility, may not be sufficient to meet operating needs and capital expenditure requirements in the immediate future.

     The Company has incurred operating losses of $1,032,025, $1,886,183 and $1,840,455 in the fiscal years ended March 31, 1999, 1998 and 1997, and is reporting an operating loss for the six months ended September 30, 1999 of $1,863,727. For several years the Company's major competitors, many with greater resources, have aggressively lowered their selling prices in an attempt to increase market share. Although the Company has benefited from its own internal cost reduction programs, the effects of lower pricing by major competitors has more than offset the Company's cost reductions. In addition, the Company has experienced a significant reduction in its business with Circuit City, previously its largest customer. See Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Months and Six Months ended September 30, 1999 compared to the Three Months and Six Months ended September 30, 1998.

     The Company has been developing a broad operational and financial restructuring plan. The plan, which is designed to leverage the Company's brand, distribution and technology strengths, includes reducing costs, disposition of certain assets, focusing on development of alternative channels of distribution and capitalizing on the Company's patented technologies. Restructuring costs must be incurred to implement the plan.

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

     The Company's independent public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the March 31, 1999 financial statements. The paragraph states that the Company's recurring losses and its inability to secure working capital financing raise substantial doubt about the Company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty. Similarly, the unaudited financial statements presented for the periods ending September 30, 1999, do not include any adjustments that might be necessary if the Company were not able to continue as a going concern.

     Existing cash flow is not expected to be sufficient to cover liquidity requirements after November 30, 1999, and the Company is currently facing the prospect of not having adequate funds to operate its business. There can be no assurance that any long-term restructuring alternative can be successfully initiated or implemented by November 30, 1999, in which case the Company may be compelled to pursue a bankruptcy filing in the absence of a proposed or pre-approved financial restructuring.

     On December 23, 1996, the Company obtained a $1,000,000 loan from an unrelated third party which was used to pay the initial required $1,000,000 reduction on its then existing credit facility. Such $1,000,000 loan bears interest at 8% per annum and all principal and interest is due and payable upon maturity on December 31, 2001.

     A loan from the Aid Association for Lutherans ("AAL") obtained by the Company to purchase its headquarters and distribution facility in Chatsworth, California is, by its terms, callable by AAL upon six months notice. As of September 30, 1999, the outstanding principal balance of such loan was $4,494,286. Such loan bears interest at 9.875% per year, is payable in monthly installments of $43,418, representing both principal and interest, matures in February 2019 and is secured by the real property on which the facility is located.

     Net cash used in investing activities was $5,625 for the first six months of fiscal 2000, compared with net cash used in investing activities of $56,832 for the first six months of fiscal 1999. The increase in net cash used is primarily attributable to capital expenditures for new computer equipment incurred during the six month period ended September 30, 1998.

     Cash flows used in financing activities were $1,075,955 for the first six months of fiscal 2000, compared with cash flows used in financing activities of $1,426,667 for the first six months of fiscal 1999. The decrease in cash flows used in financing activities is primarily attributable to lower net repayments of short-term and long-term debt during the six month period ended September 30, 2000.

     The Company is currently evaluating its management information systems as part of its strategy and growth expectations for the future. The likely result of this evaluation will be a systems conversion for the Company's core business processes. Although the ultimate cost of a systems conversion has not yet been determined, the Company believes that it would incur between $100,000 and $150,000 related to this project in fiscal 2000, which will include the purchase of all required hardware, software, and implementation.

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

YEAR 2000 ISSUE UPDATE

     Many computer systems and other equipment with embedded chips or processors in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the Year 2000 as "00" and may assume that the year is 1900 rather than 2000. This is commonly known as the Year 2000 issue, which could potentially result in a system failure or in miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in other similar normal business activities. The Company has been informed that the portion of the Company's computer software systems relating to the general ledger, payroll and other employee records is presently Year 2000 compliant. The Company is in the process of evaluating the potential cost to it in addressing the Year 2000 issue with respect to its other software and the potential consequences of an incomplete or untimely resolution of the Year 2000 issue. The Company has been given estimates in the $100,000 to $150,000 range to purchase and implement new Year 2000 compliant software for those systems that the Company is aware require such replacement. Full implementation and final testing of new software in targeted for completion by November, 1999. Although the Company believes that it will not incur significant costs above these estimates to become completely Year 2000 compliant, no assurance can be given that the Company will not incur significant costs in addressing the Year 2000 issue or that the failure to adequately address the Year 2000 issue will not have a material adverse effect upon the Company.

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

     The Company plans to test and validate its internal operations, complete the third party surveys, and finalize and implement any contingency plans necessary by November 30, 1999.

FORWARD LOOKING INFORMATION

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above. The matters discussed herein with respect to the anticipated growth of the wireless telephone industry and the development of new wireless communications technologies, the introduction of new products by the Company, the Company's ability to penetrate new distribution channels, the Company's ability to restructure its existing business, the Company's ability to replace business from lost customers, future sales levels, costs associated with the Company's new management information system, compliance with financial covenants in loan agreements, and the potential outcome of any pending litigation involving the Company, among others, are forward looking statements. In addition, when used in this discussion, the words "anticipates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

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

PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 21, 1999, the Company held its Annual Meeting of Stockholders. The number of votes is based on the voting rights of the Common Stock.

The following individuals were elected as directors:

                            Votes            Votes              Broker
Name                         For            Withheld           Non-Votes

Gershon N. Cooper         6,502,884          4,252               394,277
John M. Burris            6,502,884          4,252               394,277
Matthew F. Jodziewicz     6,502,884          4,252               394,277
Ruth Cooper               6,502,884          4,252               394,277

The following proposal was approved as follows:

                                             Votes                  Broker
Proposal                       Votes For    Against    Abstain    Non-Votes

Approval of the appointment
of Richard & Hedrick as the
Company's independent
certifying accountants         6,505,863       304       969        394,277

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.


 Exhibit No.    Description
 -----------    -----------

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

     10.2 Amendment to Loan Agreement, dated April 4, 1997, between the Company and FINOVA. (4)

     10.3 Collateral Assignment, Patent Mortgage and Security Agreement, dated as of April 4, 1997, by and between the Company and FINOVA. (4)

     10.4 Waiver and Second Amendment to Loan Agreement, dated June 26, 1997, between the Company and FINOVA. (4)

     10.5 Waiver and Third Amendment to Loan Agreement, dated November 13, 1997 between the Company and FINOVA. (5)

     10.6 Waiver and Fourth Amendment to Loan Agreement, dated February 11, 1998 between the Company and FINOVA. (6)

     10.7 Waiver and Fifth Amendment to Loan Agreement, dated March 27, 1998, between the Company and FINOVA. (7)

     10.8 Second Deed of Amendment, by and between the Company and ORA Electronics (UK) Limited ("ORA UK"), dated as of April 1, 1998. (6)

     10.9 Distribution Agreement, by and between Alliance Research Corporation (predecessor to the Registrant) and Contactace Limited (doing business as ORA UK), dated as of 1990. (6)

     10.10      ORA Electronics, Inc. 1996 Stock Plan.  (3)

     10.11 Loan and Security Agreement, dated July 27, 1999, by and between the Company and Celtic Capital Corporation ("Celtic").

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

(2) Incorporated by reference from the Registrant's Form 8-K filed on December 20, 1996.

(3) Incorporated by reference from the Registrant's Form 10-Q filed on February 14, 1997.

(4) Incorporated by reference from the Registrant's Form 10-K filed on June 30, 1997.

(5) Incorporated by reference from the Registrant's Form 10-Q filed on February 14, 1998.

(6) Incorporated by reference from the Registrant's Form 8-K filed on April 17, 1998.

(7) Incorporated by reference from the Registrant's Form 10-K filed on June 29, 1998.


     (b)  Reports on Form 8-K.
          --------------------

          No reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30, 1999.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ORA ELECTRONICS, INC.
                              (Registrant)





Dated:  November 15, 1999     By: /s/ John M. Burris
                                  ---------------------------------
                                   John M. Burris, Duly Authorized
                                   Representative and Chief Financial
                                   Officer

                                  EXHIBIT INDEX


Exhibit No.                   Description                               Page
--------------------------------------------------------------------------------

   10.11          Loan and Security Agreement, dated July 27, 1999,
                  by and between the Company and Celtic Capital
                  Corporation ("Celtic")                                  24

   11             Statement Re: Computation Of Earnings
                  Per Share                                               45


   27             Financial Data Schedule                                 46

                                                                   EXHIBIT 10.11
                                                                   -------------


                                 LOAN AND SECURITY AGREEMENT
                          NOTICE - CONTAINS WAIVER OF TRIAL BY JURY



        THIS LOAN AND SECURITY AGREEMENT is entered into as of July 27, 1999, by and between ORA ELECTRONICS, INC., a Delaware corporation ("Borrower"), and CELTIC CAPITAL CORPORATION ("Lender").

        1. Certain Rules of Construction; Certain Definitions. Unless otherwise specified herein, all accounting terms used herein shall be interpreted, all accounting determinations hereunder shall be made, and all financial statements required to be delivered hereunder shall be prepared in accordance with generally accepted accounting principles and practices consistently applied. All references herein to the singular or plural shall also mean the plural or singular, respectively. All terms used herein which are defined in the California Uniform Commercial Code (as amended from time to time) shall have the meanings ascribed thereto therein unless otherwise defined in this Agreement. As used herein, the following terms shall have the following meanings:


               1.1  "Account Debtor" - the obligor on any Account.

               1.2 "Account" - an account receivable arising in the ordinary course of Borrower's business.

               1.3 "Advances" - A/R Advances and/or Inventory Advances, as applicable.

               1.4 "Agreement" - this Loan and Security Agreement, together with all exhibits and schedules hereto, as the same may be amended from time to time in accordance with the terms hereof.

               1.5 "Allowable Amount" - the A/R Allowable Amount or the Inventory Allowable Amount, as applicable.

               1.6 "Anniversary Date" - the date which is two years from the date of the first Credit Accommodation hereunder.

               1.7 "A/R Advances" - advances made pursuant to the first sentence in subsection 2.1.1.

               1.8 "A/R Allowable Amount" - the lesser of the A/R Borrowing Base and the A/R Maximum Commitment.

               1.9 "A/R Borrowing Base" - eighty percent (80%) of the Net Face Amount of Eligible Accounts.

               1.10 "A/R Collateral Management Fee" - one quarter of one percent (.25%) per month, of the average monthly balance of gross face amount of the Accounts outstanding.

               1.11 "A/R Maximum Commitment" - $1,200,000.00.

               1.12 "Availability Reserves" - shall mean, as of any date of determination, such amounts as Lender may from time to time establish and revise in good faith reducing the amount of Advances which would otherwise be available to Borrower hereunder: (a) to reflect events, conditions, contingencies or risks which, as determined by Lender in good faith, do or may affect either (i) the Collateral or any other property which is security for the Obligations or its value, (ii) the assets, business or prospects of Borrower or any Obligor, or
(iii) the security interest and other rights of Lender in the Collateral (including the enforceability, perfection and priority thereof), or (b) to reflect Lender's good faith belief that any Collateral report or financial information furnished by or on behalf of Borrower or any Obligor to Lender is or may have been incomplete, inaccurate or misleading in any material respect, or
(c) in respect of any state of facts which Lender determines in good faith constitutes an Event of Default or may, with notice or passage of time or both, constitute an Event of Default.

               1.13 "Borrower's Account" - the deposit account of Borrower, account number 3030145037 maintained by Borrower with Union Bank of California at its office located at 5855 Topanga Canyon Blvd., Suite 200, Woodland Hills, CA 91367.

               1.14 "Borrowing Base" - the A/R Borrowing Base or the Inventory Borrowing Base, as applicable.

               1.15 "Closing Date" - the date of this Agreement.

               1.16 "Collateral" -

                    1.16.1 all of the following present and future assets of Borrower, together with all collateral now or hereafter described in any form UCC-1 filed against Borrower naming Lender as the secured party:

                            1.16.1.1  Accounts, returned, reclaimed or
repossessed goods with respect thereto and rights as an unpaid vendor; contract rights; chattel paper; general intangibles (including, but not limited to, tax and duty refunds, registered and unregistered patents, trademarks, service marks, copyrights, trade names, and applications for the foregoing, trade secrets, goodwill, processes, drawings, blueprints, customer lists, licenses, whether as licensor or licensee, choses in action and other claims, and existing and future leasehold interests in equipment, and fixtures); documents; instruments; letters of credit, deposits accounts;

                             1.16.1.2 goods, including, but not limited to:

                                      1.16.1.2.1  inventory, wherever located,
including raw materials, work-in-process, finished goods, and all names or marks affixed to or to be affixed thereto for purposes of selling same by the seller, manufacturer, lessor or licensor thereof;


                                      1.16.1.2.2  equipment and fixtures,
including, without limitation, all motor vehicles, furniture, and any and all additions, substitutions, replacements (including spare parts), and accessions thereof and thereto (the foregoing items described in this subsection 1.11.1.2.2 only shall be referred to collectively as "Equipment");

                    1.16.2 any goods in Borrower's possession, custody, or control;

                    1.16.3 books and records relating to any of the above including, without limitation, all computer programs, printed output and computer readable data in the possession or control of the Borrower, any computer service bureau or other third party;

                    1.16.4 products and proceeds of the foregoing in whatever form and wherever located, including, without limitation, all insurance proceeds, all claims against third parties for loss or destruction of or damage to any of the foregoing, and all income from the lease or rental of any of the foregoing.

                    1.16.5 any claim of Borrower on any policy of insurance, including claims for premium refund under any workmen's compensation policy, or claims under any business interruption or similar coverage.

                    1.16.6 all investment property.

               1.17 "Collateral Management Fee" - collectively, the A/R Collateral Management Fee and the Inventory Collateral Management Fee.

               1.18 "Credit Accommodation" - any advance or other extension of credit by Lender to or on behalf of Borrower hereunder or under any Evidence of Special Credit Accommodation.

               1.19 "Default Rate" - five percentage points (5.0%) per annum in excess of the Interest Rate. To the extent the Default Rate is calculated with reference to the Prime Rate, any change in the Default Rate shall be effective as of the date of any change in Prime Rate.

               1.20 "Delinquent Accounts" - Accounts which remain uncollected more than ninety days from invoice date.

               1.21 "Documents" - this Agreement, the Term Note, any riders, supplements and amendments thereto, and all other documents, instruments or agreements now or hereafter executed and/or delivered in connection with this Agreement, including but not limited to any Evidences of Special Credit Accommodations, mortgages, Security Agreements, assignments, pledges, Subordination Agreements, and Guaranties.

               1.22 "Eligible Account" - an Account, excluding the following:

                    1.22.1  A Delinquent Account;


                    1.22.2 An Account due from an Account Debtor which has suffered a business failure or the termination of its existence, or as to which a dissolution, insolvency or bankruptcy proceeding has been commenced, any assignment for the benefit of creditors has been made, or a trustee, receiver or conservator has been appointed for all or any part of the assets of such Account Debtor;

                    1.22.3 An Account due from an Account Debtor affiliated with Borrower in any manner, including, without limitation, as stockholder, owner, officer, director, agent or employee;

                    1.22.4 An Account with respect to which payment is or may be conditional;

                    1.22.5 An Account due from an Account Debtor who is not a resident or citizen of, located in, or subject to service of process in, the United States of America;

                    1.22.6 An Account due from an Account Debtor who is any national government including, without limitation, any instrumentality, division, agency, body or department thereof except if the Account Debtor is the United States of America ("USA") and the USA, Lender and Borrower all enter into an assignment of claims agreement in form and substance satisfactory to Lender;

                    1.22.7 An Account arising from progress billings or retainages or "bill and hold" sales or any other similar arrangements;

                    1.22.8 An Account due from an Account Debtor as to which twenty-five percent or more of the aggregate dollar amount of all outstanding Accounts owing from such Account Debtor are Delinquent Accounts;

                    1.22.9 That portion of an Account due from an Account Debtor which is in excess of fifteen percent of Borrower's aggregate dollar amount of all outstanding Accounts;

                    1.22.10 An Account as to which Borrower is or may become liable to the Account Debtor for any reason;

                    1.22.11 An Account which is not free of all liens, encumbrances, charges, rights and interest of any kind;

                    1.22.12 An Account which is supported or represented by a promissory note, post- dated check or letter of credit unless such instrument is actually delivered to Lender;

                    1.22.13 An Account which is unsuitable for purposes of determining the Borrowing Base, as determined by Lender in its sole discretion.

               1.23 "Eligible Inventory" - means Inventory which:

                    1.23.1 is free of all liens, encumbrances, charges, rights and interest of any kind (other than those in favor of Lender);

                    1.23.2 is permanently located at locations at which Borrower conducts business in the State of California (or such other states as to which Lender shall give its advance consent in writing), and is not covered by a negotiable document of title or warehouse receipt (unless such document has been delivered to Lender and Lender has given its advance consent in writing thereto);

                    1.23.3 in Lender's opinion, is not obsolete, unsalable, damaged, or unfit for further processing;

                    1.23.4 does not consist of miscellaneous supplies, display items, packing and shipping materials, discontinued or slow-moving items, or finished goods of substandard quality;

                    1.23.5 is not placed by Borrower on consignment;

                    1.23.6 is of a type held for sale in the ordinary course of Borrower's business; and

                    1.23.7 is otherwise suitable for purposes of determining the Inventory Borrowing Base, as determined by Lender in its sole discretion.

               1.24 "Events of Default" - see Section 10.1 hereof.

               1.25 "Evidence of Special Credit Accommodation" - see Section
2.1.3 hereof.

               1.26 "Guarantors" - all entities now or hereafter guaranteeing the Obligations.

               1.27 "Guaranty" - a continuing guaranty in form and substance acceptable to Lender by which a Guarantor guarantees the Obligations.

               1.28 "Interest Rate" - the greater of: (a) two and one half percent (2.5%), per annum, in excess of the Prime Rate; and (b) nine and one-half percent (9.50%) per annum. To the extent the Interest Rate is calculated with reference to the Prime Rate, any change in the Interest Rate shall be effective as of the first day of the month following the date of any change in Prime Rate.

               1.29 "Inventory Advances" - advances made pursuant to the second sentence of subsection 2.1.2.

               1.30 "Inventory Borrowing Base" - zero percent (0%) of Eligible Inventory.

               1.31 "Inventory Collateral Management Fee" - zero percent (0%) per month of the average monthly Inventory of Borrower, as determined by Lender in its sole discretion.

               1.32 "Inventory Maximum Commitment" - $0.

               1.33 "Key Employees" -  Gershon N. Cooper and John M. Burris.

               1.34 "Lending Office" - Lender's office described in Section 21.1 hereof.
                                       5

               1.35 "Lien" - any lien, mortgage, security interest, pledge, encumbrance, or charge of any kind, including, but not limited to, any conditional sale or other title retention arrangement or similar preferential arrangement.

               1.36 "Loan Fee" - $12,000.00.

               1.37 "Maximum Commitment" - the A/R Maximum Commitment or the Inventory Maximum Commitment, as applicable.

               1.38 "Minimum Monthly Charge" - $4,000.00.

               1.39 Misdirected Payment Fee - Fifteen percent (15%) percent of the amount of any payment on an account where said payment has been received by Borrower and not delivered in kind by Borrower to Lender within three (3) business days of receipt thereof.

               1.40 "Monetary Collateral" - cash, checks or other proceeds of Collateral in tangible form.

               1.41 "Negotiable Collateral" - see Section 5.6.1 hereof.

               1.42 "Net Face Amount" - with respect to an Account, the gross face amount of such Account less all trade discounts or other deductions to which the Account Debtor is entitled.

               1.43 "Obligated Party" - see Section 5.2 hereof.

               1.44 "Obligations" - all present and future obligations owing by Borrower to Lender whether or not for the payment of money, whether or not evidenced by any note or other instrument, whether direct or indirect, absolute or contingent, due or to become due, joint or several, primary or secondary, liquidated or unliquidated, secured or unsecured, original or renewed or extended, whether arising before, during or after the commencement of any case with respect to Borrower under the United States Bankruptcy Code or any similar statute, including but not limited to: the Revolving Credit Facility, the Term Loan, the Term Note, any obligations arising pursuant to letters of credit or acceptance transactions or any other financial accommodations; and all principal, interest, fees, charges, expenses, attorneys' fees and accountants' fees chargeable to Borrower or incurred by Lender in connection with this Agreement and/or the transaction(s) related thereto.

               1.45 "Obligors" - Borrower and all Guarantors.

               1.46 "Prime Rate" - at any time any determination thereof is to be made, the "prime rate", base rate or reference rate announced by Wells Fargo Bank, N.A. at its head office in San Francisco, California.

               1.47 "Revolving Credit Facility" - see Section 2.1 hereof.

               1.48 "Security Agreement" - any security agreement which grants or purports to grant Lender a security interest in the Collateral.

               1.49 "Special Credit Accommodation" - see Section 2.1.3 hereof.

               1.50 "Special Credit Accommodation Fee" - three percent (3%) of the original amount of any Special Credit Accommodation.

               1.51 "Standard Fee Schedule" - the schedule of Lender's standard fees for services. 1.52 "Subordinating Creditor" - none.

               1.53 "Subordination Agreement" - a subordination agreement in form and substance acceptable to Lender whereby a subordinating creditor subordinates in favor of Lender obligations owed to it by Borrower.


               1.54 "Termination Charges" - the greater of:

                    1.54.1 the monthly average of all interest and fees paid by Borrower to Lender hereunder for the 180 days (or portion thereof if obligations have not been outstanding for at least 180 days) preceding the date which this calculation is to be made, for the period from the date on which this determination is to be made to the next Anniversary Date; or

                    1.54.2 the Minimum Monthly Charge for the period from the date on which this determination is to be made to the next Anniversary Date.

        2.     Credit Facilities.

               2.1 Revolving Credit Facility. Subject to the terms and conditions of this Agreement, from the date on which this Agreement becomes effective and until termination pursuant to the terms hereof:

                   2.1.1 Advances. Lender shall, from time to time make A/R Advances to Borrower, less any Availability Reserves, so long as, before and after such A/R Advance, the Obligations relating only to the A/R Advances do not exceed the A/R Allowable Amount. In addition, Lender shall, from time to time make Inventory Advances to Borrower, less any Availability Reserves, so long as, before and after such Inventory Advances, the Obligations relating only to the Inventory Advances do not exceed the Inventory Allowable Amount; provided, however, that the aggregate advances and other extensions of credit by Lender to Borrower for the purpose of financing inventory may not exceed 0% of the aggregate advances and other extensions of credit by Lender to Borrower for the purpose of financing accounts receivable.

                   2.1.2 Reduction of Borrowing Base. Lender may, in its discretion, from time to time, upon not less than five (5) days prior notice to Borrower, reduce the A/R Borrowing Base to the extent that Lender determines in good faith that: (a) the dilution with respect to the Accounts for any period (based on the ratio of (i) the aggregate amount of reductions in Accounts other than as a result of payments in cash to (ii) the aggregate amount of total sales) has increased in any material respect or may be reasonably anticipated to increase in any material respect above historical levels, or (b) the general creditworthiness of Account Debtors has declined. In determining whether to reduce the A/R Borrowing Base, Lender may consider events, conditions, contingencies or risks which are also considered in determining Eligible Accounts or in establishing Availability Reserves.

                   2.1.3 Special Credit Accommodations. Lender may in its sole and absolute discretion, from time to time, extend Credit Accommodations to Borrower in excess of the Allowable Amount (any Credit Accommodation extended to Borrower pursuant to this Section being a "Special Credit Accommodation"). Each Special Credit Accommodation shall be evidenced by a writing in form and substance satisfactory to Lender in its sole discretion (any such writing, an "Evidence of Special Credit Accommodation"). Notwithstanding the terms and provisions of any Evidence of Special Credit Accommodation, each Special Credit Accommodation shall be payable upon demand unless otherwise agreed by Borrower and Lender.

                   2.1.4  General Provisions Relating to Revolving Credit
Facility.

                          2.1.4.1 Crediting of Borrower's Account. All Advances
by Lender may be made by deposits or transfers to Borrower's Account.

                          2.1.4.2 Authorization for Credit Accommodations.
Subject to the terms and conditions of this Agreement, Lender is authorized to make Credit Accommodations:

                                   2.1.4.2.1 upon telephonic, facsimile or other
instructions received from anyone purporting to be an officer, employee or representative of Borrower; or

                                   2.1.4.2.2 at the sole discretion of Lender,
and notwithstanding any other provision in this Agreement, if necessary to meet any Obligations, including but not limited to any interest not paid when due.

                   2.1.5 Conditions of Lender's Obligations. All conditions of Lender's obligation to make Advances hereunder are imposed solely and exclusively for the benefit of Lender and may be freely waived or modified in whole or in part by Lender at any time.

        3.     Payments by Borrower.

               3.1 In General.

                   3.1.5 Place of Payments. All payments hereunder shall be made by Borrower to Lender at the Lending Office, or at such other place as Lender may designate in writing.

                   3.1.6  Crediting of Payments.

                           3.1.6.1  Interest Calculations.  Any payments
received by Lender from Account Debtors shall, for the purpose of computation of interest on the A/R Advances under the Revolving Credit Facility, be credited to the A/R Advances under the Revolving Credit Facility on the fifth (5th) business day after receipt by Lender.

                            3.1.6.2  Generally.  No payments received by Lender
purportedly in satisfaction of any of the Obligations shall constitute payment thereof unless and until final payment thereof.


                   3.1.7 Prepayments; Application of Payments. Borrower shall have the right to make payments at any time in reduction of the Revolving Credit Facility, in whole or in part, provided, however, that Lender may apply any payments received to the Revolving Credit Facility in any manner and in any order as Lender may determine in its sole discretion, notwithstanding contrary instructions.

               3.2 Interest and Fees.

                   3.2.1 Loan Fee. Borrower shall pay the Loan Fee to Lender on an annual basis without offset, deduction, demand or proration (i) concurrently with the first Credit Accommodation hereunder ("Loan Fee Date") and
(ii) on each anniversary of such Loan Fee Date. Any portion not paid when due shall accrue interest at the applicable interest rate set forth herein.

                   3.2.2 Basic Interest. Subject to Section 3.2.3 hereof, interest on the Obligations shall be payable monthly, in arrears, shall be computed at the Interest Rate for the Revolving Credit Facility, and shall be due on the first day of each month following the accrual thereof.

                   3.2.3 Default Interest. In lieu of Basic Interest, immediately upon the occurrence of an Event of Default, unless waived by Lender, Borrower shall pay Lender, monthly, until the first Anniversary Date on which all Obligations have been fully paid, the greater of:

                           3.2.3.1  interest, before as well as after judgment,
at the Default Rate; or

                           3.2.3.2  the greater of:

                                    3.2.3.2.1  the monthly average of all
interest and fees paid by Borrower to Lender hereunder for the preceding 180 days (or portion thereof if Obligations have not been outstanding for at least 180 days): or

                                    3.2.3.2.2  the Minimum Monthly Charge.

                   3.2.4 Calculation of Interest. All interest charged hereunder shall be computed on the basis of a three hundred sixty (360) day year for the actual number of days elapsed. Notwithstanding anything to the contrary contained herein, any interest rate calculated hereunder shall be rounded to the closest 1/4 of 1%, with no adjustment made for rate changes of less than 1/4 of 1%.

                   3.2.5 Collateral Management Fee. Borrower shall pay Lender the Collateral Management Fee monthly, in arrears, on the first day of each month following the accrual thereof.

                   3.2.6 Special Credit Accommodation Fee. Simultaneously with the making of a Special Credit Accommodation, Borrower shall pay to Lender the Special Credit Accommodation Fee.

                   3.2.7 Additional Fees. Borrower shall pay Lender fees for such services as Lender customarily charges fees, as set forth in Lender Standard Fee Schedule, a copy of which will be provided to Borrower on demand. Lender shall have the right to change all or any of such fees upon ten (10) days notice to Borrower.
                                       9

                   3.1.7 Prepayments; Application of Payments. Borrower shall have the right to make payments at any time in reduction of the Revolving Credit Facility, in whole or in part, provided, however, that Lender may apply any payments received to the Revolving Credit Facility in any manner and in any order as Lender may determine in its sole discretion, notwithstanding contrary instructions.

               3.2 Interest and Fees.

                   3.2.1 Loan Fee. Borrower shall pay the Loan Fee to Lender on an annual basis without offset, deduction, demand or proration (i) concurrently with the first Credit Accommodation hereunder ("Loan Fee Date") and
(ii) on each anniversary of such Loan Fee Date. Any portion not paid when due shall accrue interest at the applicable interest rate set forth herein.

                   3.2.2 Basic Interest. Subject to Section 3.2.3 hereof, interest on the Obligations shall be payable monthly, in arrears, shall be computed at the Interest Rate for the Revolving Credit Facility, and shall be due on the first day of each month following the accrual thereof.

                   3.2.3 Default Interest. In lieu of Basic Interest, immediately upon the occurrence of an Event of Default, unless waived by Lender, Borrower shall pay Lender, monthly, until the first Anniversary Date on which all Obligations have been fully paid, the greater of:

               3.3 Payments Upon Termination. Upon the Termination Date, the unpaid balance of the Obligations shall be due and payable without demand or notice.

        4. Grant of Security Interest. To secure the payment and performance in full of all of the Obligations, Borrower hereby grants to Lender a continuing security interest in the Collateral.

        5.     Collection and Administration of Accounts.

               5.1 Collection.

                   5.1.1 Monetary Collateral. Borrower is authorized to collect Monetary Collateral on behalf of and in trust for Lender, at Borrower's expense, but such authority shall automatically terminate upon an Event of Default. Lender may modify or terminate such authority at any time irrespective of whether an Event of Default has occurred and directly collect any of the Monetary Collateral. Borrower shall, at Borrower's expense and in the manner requested by Lender from time to time, direct that Monetary Collateral be (or, if received by Borrower, shall cause same to be) (a) sent to a post office box designated by and/or in the name of Lender, or in the name of Borrower, but as to which access is limited solely to Lender and/or (b) deposited into a bank account maintained in the name of Lender and/or a blocked bank account under arrangements with the depository bank under which all funds deposited to such blocked bank account are required to be transferred to Lender. In connection therewith, Borrower shall execute such post office box and/or blocked bank account agreements as Lender shall specify.

                   5.1.2 Electronic Proceeds of Collateral. In the event Borrower receives proceeds of Collateral in the form of wire transfer or other intangible funds transfer mechanism, Borrower shall immediately pay such proceeds to Lender.

               5.2 Notifications, etc. Lender may, at any time, irrespective of whether an Event of Default has occurred, without notice to or the assent of Borrower, (a) notify any entity obligated with respect to any Monetary Collateral (an "Obligated Party"), by means of the letter attached as Exhibit A, to the form and substance of which Borrower hereby consents, that the underlying Monetary Collateral has been assigned to Lender by Borrower and that payment thereof is to be made to the order of and directly and solely to Lender, (b) send, or cause to be sent by its designee, requests (which may identify the sender by a pseudonym) for verification of any Monetary Collateral directly to the appropriate Obligated Party or any bailee with respect thereto, and (c) demand, collect or enforce payment of any Collateral, but without any duty to do so, and Lender shall not be liable for any failure to collect or enforce payment thereof. At Lender's request, all invoices and statements sent to any Obligated Party or any bailee, shall state that the relevant Monetary Collateral has been assigned to Lender and that any payments in respect thereof are payable directly and solely to Lender.

               5.3 Lender's Powers. Borrower hereby authorizes Lender and any designee of Lender, at Borrower's sole expense, to exercise at any time in Lender's or such designee's discretion all or any of the following powers, which powers are irrevocable until all of the Obligations have been paid in full: (a) receive, take, endorse, assign, deliver, accept and deposit, in the name of Lender or Borrower, any and all cash, checks, commercial paper, drafts, remittances and other instruments and documents relating to the Collateral or the proceeds thereof, (b) transmit to any Obligated Party or any bailee notice of the interest of Lender in the Collateral or request from any such entity, at any time, in the name of Borrower or Lender or any designee of Lender, information concerning the Monetary Collateral and any amounts owing with respect thereto, (c) notify any Obligated Party to make payment directly and solely to Lender, or notify bailees as to the disposition of Collateral, (d) take or bring, in the name of Lender or Borrower, all steps, actions, suits or proceedings deemed by Lender necessary or desirable to effect collection of or other realization upon any Collateral, (e) after an Event of Default, change the address for delivery of mail to Borrower and to receive and open mail addressed to Borrower, (f) after an Event of Default, upon any terms and conditions, extend the time of payment of, compromise, or settle for cash, credit, return of merchandise, any and all Monetary Collateral and discharge or release any Obligated Party without affecting any of the Obligations, (g) execute in the name of Borrower and file against Borrower in favor of Lender financing statements or amendments with respect to any or all of the Collateral, and (h) execute in the name of Borrower and file on behalf of Borrower with such governmental authorities as are appropriate such documents (including, without limitation, applications and certificates) as may be required for purposes of having Borrower qualified to transact business in a particular state or geographic location.

               5.4 Release. Borrower hereby releases and exculpates Lender, its officers, employees, agents, designees, attorneys, and accountants from any liability arising from any acts under this Agreement or in furtherance thereof, whether of omission or commission, and whether based upon any error of judgment or mistake of law or fact, except for gross negligence or willful misconduct. In no event shall Lender have any liability to Borrower for lost profits or other special or consequential damages.


              5.5 No Amendments. After written notice by Lender to Borrower, and automatically, without notice, after an Event of Default, Borrower shall not, without the prior written consent of Lender in each instance, (a) grant any extension of time for payment of any Monetary Collateral, (b) compromise or settle any Monetary Collateral for less than the full amount thereof, (c) release in whole or in part any Obligated Party, or (d) grant any credits, discounts, allowances, deductions, return authorizations or the like with respect to any Monetary Collateral.

               5.6 Delivery of Collateral. At such times as Lender may request and in the manner specified by Lender, Borrower shall deliver to Lender or Lender's representative original invoices, agreements, proof of rendition of services and delivery of goods and other documents evidencing or relating to the transactions which gave rise to any of the Collateral, together with customer statements, schedules describing the Monetary Collateral and/or statements of account and confirmatory assignments to Lender of the Monetary Collateral, in form and substance satisfactory to Lender and duly executed by Borrower. Without limiting the provisions of any other section of this Agreement, Borrower will promptly notify Lender, in writing, of Borrower's granting of credits, discounts, allowances, deductions, return authorizations or the like with respect to any Monetary Collateral other than in the ordinary course of Borrower's business. In no event shall any such schedule or confirmatory assignment (or the absence thereof or omission of any Monetary Collateral therefrom) limit or in any way be construed as a waiver, limitation, or modification of the Liens or rights of Lender or the warranties, representations, and covenants of Borrower under this Agreement.

                   5.6.1 In addition, in the event that any Collateral, including proceeds, is evidenced by or consists of a contract, letter of credit, advice of credit, instrument, money, negotiable documents, chattel paper, or similar property (collectively, the "Negotiable Collateral"), Borrower shall, immediately upon written request therefor from Lender, endorse and assign such Negotiable Collateral over to Lender and deliver actual physical possession of the Negotiable Collateral to Lender.

               5.7 Inspection. From time to time as requested by Lender, at the sole expense of Borrower, Lender or its designee shall have access, during reasonable business hours if prior to an Event of Default and at any time if on or after an Event of Default, to all premises where Collateral is located for the purposes of inspecting (and removing, if after the occurrence of an Event of Default) any of the Collateral, including Borrower's books and records, and Borrower shall permit Lender or its designee to make copies of such books and records or extracts therefrom as Lender may request. Without expense to Lender, Lender may use any of Borrower's personnel, equipment, including computer equipment, programs, printed output and computer readable media, supplies and premises for the collection of accounts and realization on other Collateral as Lender, in its sole discretion, deems appropriate. Borrower hereby irrevocably authorizes all accountants and third parties, in the form attached hereto as Exhibit B, to disclose and deliver to Lender at Borrower's expense all financial information, books and records, work papers, management reports and other information in their possession relating to Borrower. In addition to the foregoing, Borrower hereby authorizes Lender at any time to access electronically information concerning any accounts maintained by Borrower with any bank or other financial institution so long as such access is in furtherance of, or to monitor compliance with, the terms of this Agreement.

        6. Conditions Precedent to All Credit Accommodations. Subject to the other terms and conditions contained herein, Lender's obligation to make any Credit Accommodation or Term Loan avail able to Borrower is subject to the satisfaction of, or waiver of, immediately prior to or concurrently with the making of such Credit Accommodation, the following conditions precedent:

               6.1 Executions. This Agreement and all other Documents required by Lender shall be executed by Borrower and all other Obligors.

               6.2 Representations and Warranties. All representations and warranties of Borrower to Lender set forth herein or in any of the Documents shall be true and accurate and complete in all respects;

               6.3 No Event of Default. There shall not exist an Event of Default or an event which with the giving of notice or the passage of time, or both, would be or become an Event of Default; and

               6.4 Payment of All Fees. Borrower shall have paid to Lender all accrued and unpaid fees and other amounts due and payable hereunder and pursuant to the terms hereof including, without limitation, all of Lender's attorneys' fees.

        7. Representations and Warranties of Borrower. Borrower represents and warrants to Lender as follows, the truth and accuracy of which, and compliance with which, shall be continuing conditions of the making of any Credit Accommodations:

               7.1 Priority Interest. No entity other than Lender has (or, in the case of after-acquired Collateral, will have, at the time Borrower acquires rights therein) any interest in the Collateral, including but not limited to any security interest or other lien or charge.

               7.2 Accounts. As to each Account, except as disclosed in writing to Lender at the time such Account Receivable arises: (a) each is valid and legally enforceable and represents an undisputed bona fide indebtedness incurred by the account debtor for the sum reported to Lender; (b) each arises from an absolute and unconditional sale of goods, without any right of return or consignment, or from a completed rendition of services; (c) each is not, at the time such Account arises, subject to any defense, offset, dispute, contra relationship, counterclaim, or any given or claimed credit, allowance or discount; and (d) all statements made and all unpaid balances and other information appearing in the invoices, agreements, proofs of rendition of services and delivery of goods and other documentation relating to the Accounts Receivable, and all confirmatory assignments, schedules, statements of account and books and records with respect thereto, are true and correct and in all respects what they purport to be.

               7.3 Condition of Equipment. With respect to Borrower's equipment, Borrower shall keep the Equipment in good order and repair, and in running and marketable condition, ordinary wear and tear excepted.

        8. Borrower's Affirmative Covenants. Until payment in full of the Obligations, Borrower agrees to:

               8.1 Financial Statements, Reports and Certifications. Furnish to Lender, in form and substance satisfactory to Lender:
                                       13

                   8.1.1 Annual Financial Statements. As soon as possible after the end of each fiscal year of Borrower, and in any event within ninety
(90) days thereafter: (a) a complete copy of Borrower's financial statements, including but not limited to (i) the management letter, if any, (ii) the balance sheet as of the close of the fiscal year, and (iii) the income statement for such year, together with a statement of cash flows, reviewed by certified public accountants selected by Borrower and satisfactory to Lender; and (b) a statement certified by the chief financial officer or president of Borrower that Borrower is in compliance with all the terms, conditions, covenants and warranties of this Agreement; and

                   8.1.2 Other Financial Statements. No later than sixty (60) days after the close of each fiscal quarter (an "Accounting Period"), Borrower's balance sheet as of the close of such Accounting Period and its income statement for that portion of the then current fiscal year through the end of such Accounting Period certified by Borrower's chief financial officer or president as being complete, correct, and fairly representing its financial condition and results of operations.

                   8.1.3 Inventory Reports. On or before (I) the fifteenth day of each month and (ii) the last day of each month, a statement describing all Inventory of Borrower as of such date, including the composition thereof, which statement shall be in form and substance satisfactory to Lender.

               8.2 Expenses.

                   8.2.1 Generally. Pay all out-of-pocket expenses of Lender (including, but not limited to, fees and disbursements of Lender's counsel) incident to (whether by judicial proceedings or otherwise, and whether any resulting dispute resolution procedure involving tort, contract or other claims):

                          8.2.1.1  the preparation, negotiation, execution,
administration and enforcement of the Documents, any amendments, extensions and renewals thereof, and any other documents prepared in connection with any transactions between Borrower and Lender, whether or not executed;

                          8.2.1.2  any expenses incurred by Lender (whether or
not for the benefit of Borrower) under this Agreement, including, without limitation, all expenses for postage relating to the mailing of statements, invoices, and verifications, and all expenses relating to any audits of all or any portion of the Collateral;

                          8.2.1.3 the protection of Lender's rights under the
Documents;

                          8.2.1.4 defending against any and all claims against
Lender relating to any of its acts of commission or omission directly or indirectly relating to the Documents;

                          8.2.1.5 or in any way arising out of a bankruptcy
proceeding commenced by or against Borrower, including but not limited to expenses incurred in enforcing or defending Lender's claims against Borrower or the Collateral, defending any avoidance actions, and expenses related to the administration of said proceeding;

                   8.2.2 Indemnification. Indemnify and save Lender harmless from any and all liability with respect to any stamp or other taxes (other than transfer or income taxes) which may be determined to be payable in connection with the execution of the Documents or any action of Lender with respect to the Collateral, including, without limitation, the transfer of the Collateral to Lender's name or that of Lender's nominee or any purchaser at a foreclosure sale.

               8.3 Costs and Expenses - Enforcement of Judgments. Reimburse Lender for all costs and expenses, including attorneys' fees, which Lender incurs in enforcing any judgment rendered in connection with this Agreement. This provision is severable from all other provisions hereof and shall survive, and not be deemed merged into, any such judgment.

               8.4 Taxes and Expenses Regarding Borrower's Assets. Make timely payment or deposit of all taxes, assessments or contributions required of Borrower. If Borrower fails to make any such payment or deposit or furnish the required proof, Lender may, in its sole discretion and without notice to Borrower, (a) make payment of the same or any part thereof, or (b) set up such reserves against the Obligations as Lender deems necessary to satisfy the liability therefore, or both. Lender may conclusively rely on statements of the amount owing or other official statements issued by the appropriate governmental agency. Any payment made by Lender shall constitute neither (i) an agreement by Lender to make similar payments in the future, nor (ii) a waiver by Lender of any default under the Documents. Lender need not inquire into, nor contest the validity of, any expense, tax, security interest, encumbrance or lien, and the receipt of the usual official notice requiring the payment thereof shall be conclusive evidence that the same was validly due and owing.

               8.5 Location of Collateral. Give Lender written notice immediately upon forming an intention to change the location of its chief place of business or any of the Collateral.

               8.6 Change in Name. Give Lender written notice immediately upon forming an intention to change its name or form of business organization.

               8.7 Insurance. At all times maintain, with financially sound and reputable insurers, casualty insurance with respect to the Collateral and other assets. All such insurance policies shall be in such form, substance, amounts and coverage as may be satisfactory to Lender and shall provide for thirty (30) days prior written notice to Lender of cancellation or reduction of coverage. Borrower hereby irrevocably authorizes Lender and any designee of Lender to obtain at Borrower's expense, and, after an Event of Default, to adjust or settle any claim or other matter under or arising pursuant to such insurance or to amend or cancel such insurance. Borrower shall deliver to Lender evidence of such insurance and a Lender's loss payable endorsement naming Lender as loss payee as to all existing and future insurance policies relating to the Collateral. Borrower shall deliver to Lender, in kind, all instruments representing proceeds of insurance received by Borrower. Lender may apply any and all insurance proceeds received at any time to the cost of repairs to or replacement of any portion of the Collateral and/or, at Lender's option, to the payment of or as security for any of the Obligations, whether or not due, in any order or manner as Lender determines.

        9. Borrower's Negative Covenant. Until payment in full of the Obligations, Borrower shall not suffer to exist any Lien upon any of its assets, except that Borrower may acquire new equipment encumbered with purchase money security interests.
                                       15

        10.    Events of Default and Remedies.

               10.1 Events of Default. Each of the following events or conditions shall constitute an "Event of Default":

                    10.1.1 Borrower defaults in the payment of any Obligations when due, whether at maturity, upon acceleration, or otherwise;

                    10.1.2 Borrower and/or any Guarantor is in default with respect to the Documents and/or any other document, instrument, agreement or indebtedness entered into by and between Lender and any Obligor;

                    10.1.3 The Obligations at any time exceed the Allowable Amount;

                    10.1.4 Borrower or any Guarantor fails to pay any loan when due;

                    10.1.5 Borrower or any Guarantor fails to pay any payroll tax obligation when due;

                    10.1.6 An order for relief is entered against any Obligor by any United States Bankruptcy Court; or Borrower or any Guarantor does not generally pay its debts as they become due (within the meaning of 11 U.S.C. 303(h) as at any time amended, or any successor statute thereto); or makes an assignment for the benefit of creditors; or any Obligor applies for or consents to the appointment of a custodian, receiver, trustee, or similar officer for it or for all or any substantial part of its assets, or such custodian, receiver, trustee, or similar officer is appointed without the application or consent of any Obligor; or any Obligor institutes (by petition, application, answer, consent, or otherwise) any bankruptcy, insolvency, reorganization, moratorium, arrangement, readjustment of debt, dissolution, liquidation or similar proceeding relating to it under the laws of any jurisdiction; or any such proceeding shall be instituted (by petition, application, or otherwise) against any Obligor; or any judgment, writ, warrant of attachment, execution, or similar process shall be issued or levied against a substantial portion of the assets of any Obligor; or

                    10.1.7 An adverse change occurs with respect to the financial condition or operations of Borrower which results in a material impairment of the prospect of repayment of the Obligations;

                    10.1.8 A sale, hypothecation or other disposition is made of the beneficial interest in any class of voting stock of Borrower which results in a change in control of Borrower's business;

                    10.1.9 Any Guarantor fails to perform or observe any of such Guarantor's obligations under any Guaranty, or shall notify Lender of its intention to rescind, modify, terminate or revoke the Guaranty with respect to future transactions, or the Guaranty shall cease to be in full force and effect for any reason whatever;

                    10.1.10 Any Subordinating Creditor fails to perform or observe any of such Subordinating Creditor's obligations under any Subordination Agreement, or notifies Lender of the Subordinating Creditor's intention to rescind, modify, terminate or revoke the Subordination Agreement with respect to future transactions, or the Subordination Agreement ceases to be in full force and effect for any reason whatsoever;
                                       16

                    10.1.11 Any of the Key Employees fails to devote 100% of their efforts in furtherance of the business affairs of Borrower for any one month, or ceases to be employed by Borrower.

               10.2 Remedies.

                    10.2.1 Upon the occurrence of any Event of Default (other than an Event of Default arising under Section 10.1.6 hereof), at Lender's option:

                           10.2.1.1  Lender may declare this Agreement and all
of Lender's obligations hereunder terminated;

                           10.2.1.2  Lender may declare all Obligations to be
immediately due and payable, without presentment, demand, protest, or notice of any kind, all of which are hereby expressly waived by Borrower;

                           10.2.1.3  all Obligations shall accrue interest at
the Default Rate; and

                           10.2.1.4  Lender may, immediately and without
expiration of any period of grace, enforce payment of all Obligations and exercise any and all other remedies granted to it under the Documents, at law, in equity, or otherwise.

                    10.2.2 Upon the occurrence of any Event of Default arising under Section 10.1.6 hereof:

                            10.2.2.1  this Agreement and all of Lender's
obligations hereunder shall automatically terminate;

                            10.2.2.2  all Obligations shall be immediately due
and payable, without presentment, demand, protest, or notice of any kind, all of which are hereby expressly waived by Borrower;

                            10.2.2.3  all Obligations shall accrue interest at
the Default Rate; and

                            10.2.2.4  Lender may, immediately and without
expiration of any period of grace, enforce payment of all Obligations and exercise any and all other remedies granted to it under the Documents, at law, in equity, or otherwise.

               10.3 Liquidation Success Premium. To induce Lender to collect, sell or otherwise dispose of the Collateral (the ?Liquidation?) in accordance with standards higher than that which may be commercially reasonable (but without obligating Lender to exercise such higher standards), Borrower agrees that if it shall essentially cease operating as a going concern, and the proceeds from the Liquidation after the occurrence of an Event of Default (the ?Default?) are in excess of the Obligations at the time of Default, Borrower shall pay to Lender a liquidation success premium of ten (10%) percent of the amount of such excess.

        11. Termination. The Revolving Credit Facility shall continue in effect until the next Anniversary Date, and shall thereafter be automatically renewed from year to year thereafter, subject to the terms of this Agreement, unless:

                                       17

               11.1 Lender gives Borrower notice of termination, in which event the Revolving Credit Facility shall terminate sixty (60) days from the date of such notice; or

               11.2 Borrower gives Lender notice of non-renewal, in which event the Revolving Credit Facility shall terminate on the Anniversary Date which is at least sixty (60) days from the date on which such notice of termination is actually received by Lender.

        12. Revocation of Borrower's Right To Sell Inventory Free and Clear of Lender's Security Interest. Lender may, upon the occurrence of an Event of Default, (a) revoke Borrower's right to sell inventory free and clear of Lender's security interest therein and (b) notify Borrower's account debtors, or any other party(ies), of such revocation by means of language substantially equivalent to that contained in Exhibit A attached hereto.

        13. No Lien Termination Without Release. In recognition of Lender's right to have all its attorneys' fees and other expenses incurred in connection with this Agreement secured by the Collateral, notwithstanding payment in full of all Obligations by Borrower, Lender shall not be required to record any terminations or satisfactions of any of its liens on the Collateral unless and until Borrower and all Guarantors have executed and delivered to Lender general releases which conform to California Civil Code Sections 1541-2.

        14. Disclaimer for Negligence. Lender shall not be liable for any claims, demands, losses or damages made, claimed or suffered by Borrower, except such as may arise through or could be caused by Lender's gross negligence or willful misconduct.

        15. Limitation of Consequential Damage. Lender shall not be responsible for any lost profits of Borrower arising from any breach of contract, tort (excluding the Lender's gross negligence or willful misconduct), or any other wrong arising from the establishment, administration or collection of the Obligations.

        16. Account Stated. Lender shall render to Borrower a statement setting forth the transactions arising hereunder. Each statement shall be considered correct and binding upon Borrower as an account stated, except to the extent that Lender receives, within thirty (30) days after the mailing of such statement, written notice from Borrower of any specific exceptions by Borrower to that statement.

        17. Retention of Records. Lender shall retain any documents, schedules, invoices or other papers delivered by Borrower only for such period as Lender, at its sole discretion, may determine necessary, after which time Lender may destroy such records without notice to or consent from Borrower.

        18. Notices to Third Parties. Upon the occurrence of an Event of Default as described in Section 10.1 hereof, Lender shall have the right to give any Guarantor or Subordinating Creditor notice of any fact or event relating to this Agreement, as Lender may deem necessary or desirable in Lender's sole discretion, including, without limitation, Borrower's financial condition. Borrower shall provide to each Guarantor and Subordinating Creditor a copy of each notice, statement or report required to be given to Lender under any of the paragraphs of this section.

                                       18

        19. Information to Participants. Lender may furnish any financial or other information concerning Borrower, or any of its subsidiaries, heretofore or hereafter provided by Borrower to Lender, pursuant to this Agreement or otherwise, to any prospective or actual purchaser of any participation or other interest in any loans made by Lender to Borrower (whether under this Agreement or otherwise), or to any prospective purchaser of any securities issued or to be issued by Lender.

        20. Entire Agreement. This Agreement supersedes all prior agreements and understandings relating to the subject matter hereof. No course of prior dealings between the parties, no usage of the trade, and no parol or extrinsic evidence of any nature, shall be used or be relevant to supplement, explain or modify any term used herein. In the event of any conflict between a term or condition of this Agreement and a term or condition of any document(s) executed in connection herewith, the term or condition of this Agreement shall govern. This Agreement has been fully reviewed and negotiated between the parties and no uncertainty or ambiguity in any term or provision of this Agreement shall be construed strictly against Lender or Borrower under any rule of construction or otherwise.

        21.    Miscellaneous.

               21.1 Notices. All notices required to be given to any entity other than Lender shall be deemed given upon the first to occur of (a) deposit thereof in a receptacle under the control of the United States Postal Service,
(b) transmittal by electronic means to a receiver under the control of such entity, or (c) actual receipt by such party or an employee or agent of such entity. All notices required to be given to Lender hereunder shall be deemed given upon actual receipt by a responsible officer of Lender. For the purposes hereof, notices hereunder shall be sent to the following addresses, or to such other addresses as each such entity may in writing hereafter indicate:

                      BORROWER
                      --------

ADDRESS:              ORA ELECTRONICS, INC.
                      9410 Owensmouth Ave.
                      Chatsworth, CA  91311
                      Telephone Number:  (818) 772-2700
                      Telefacsimile Number:  (818) 718-8626
                      Attention:  Gershon N. Cooper

                      LENDER
                      ------
                      (Lending Office)
ADDRESS:              CELTIC CAPITAL CORPORATION
                      2951 28th Street
                      Suite 2030
                      Santa Monica, CA  90405
                      Telephone Number:  (310) 314-7333
                      Telefacsimile Number:  (310) 314-7338
                      Attention:  Mark Hafner, President


                                       19

               21.2 Survival. All representations, warranties and agreements herein contained on the part of Borrower shall survive the making of Advances hereunder, and all such representations, warranties and agreements shall be effective so long as any obligations owed to Lender by Borrower remain unsatisfied or for such longer periods as may be expressly stated.

               21.3 Amendment and Waiver. Neither this Agreement nor any provisions hereof may be changed, waived, discharged or terminated orally, but only by an instrument in writing signed by the party against whom enforcement of the change, waiver, discharge or termination is sought.

               21.4 No Waiver. No failure to exercise and no delay in exercising any right, power, or remedy hereunder shall impair any right, power, or remedy which Lender may have, nor shall any such delay be construed to be a waiver of any of such rights, powers, or remedies, or any acquiescence in any breach or default hereunder; nor shall any waiver of any breach or default of Borrower hereunder be deemed a waiver of any default or breach subsequently occurring. All rights and remedies granted to Lender hereunder shall remain in full force and effect notwithstanding any single or partial exercise of, or any discontinuance of action begun to enforce, any such right or remedy. The rights and remedies specified herein are cumulative and not exclusive of each other or of any rights or remedies which Lender would otherwise have. Any waiver, permit, consent or approval by Lender of any breach or default hereunder must be in writing and shall be effective only to the extent set forth in such writing and only as to that specific instance.

               21.5 Choice of Law. All issues arising in connection herewith shall be governed by and construed in accordance with the internal laws of the State of California.

               21.6 Waiver of Statute of Limitations. Borrower waives the pleading of any statute of limitations with respect to any and all actions in connection herewith.

               21.7 Venue. Borrower irrevocably agrees that, subject to Lender's sole discretion, all actions and proceedings in any way, manner or respect, arising in connection herewith (collectively, the "Actions") shall be litigated in courts having situs within the County of Los Angeles, State of California, and Borrower hereby consents and submits to the jurisdiction of any local, state or federal court located within said County and State. Borrower hereby waives any right it may have to transfer or change the venue of any litigation brought against Borrower by Lender in accordance with this paragraph.

               21.8 Waiver Of Trial By Jury. In recognition of the higher costs and delay which may result from a jury trial, the parties hereto waive any right to trial by jury of any claim, demand, action or cause of action (a) arising hereunder, or (b) in any way connected with or related or incidental to the dealings of the parties hereto or any of them with respect hereto, in each case whether now existing or hereafter arising, and whether sounding in contract or tort or otherwise; and each party hereby agrees and consents that any such

                                       20
claim, demand, action or cause of action shall be decided by court trial without a jury, and that any party hereto may file an original counterpart or a copy of this section with any court as written evidence of the consent of the parties hereto to the waiver of their right to trial by jury.

               IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the day and year first written above.


                                                  ORA ELECTRONICS, INC.


                                                  /s/ Gershon N. Cooper
                                                  ------------------------------
                                                  Gershon N. Cooper
                                                  Title: President


                                                  CELTIC CAPITAL CORPORATION


                                                  /s/ Mark Hafner
                                                  ------------------------------
                                                  Mark Hafner
                                                  Title: President






























                                      21

                                                                  EXHIBIT 11
                                                                  ----------


             STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE



                                               Three Months Ended September 30,
                                                      1999           1998
                                                      ----           ----
Basic and diluted weighted average
 number of shares of common stock
 outstanding                                       6,910,098      6,908,956
                                                 ===========    ===========
Net earnings (loss) per share                    $  (930,713)   $   227,661
                                                 ===========    ===========
Basic and diluted earnings (loss)
 per share                                       $     (0.13)   $      0.03
                                                 ===========    ===========




                                                Six Months Ended September 30,
                                                      1999           1998
                                                      ----           ----

Basic and diluted weighted average
 number of shares of common stock
 outstanding                                       6,910,055      6,908,875
                                                 ===========    ===========
Net earnings (loss) per share                    $(2,090,256)   $ 1,015,672
                                                 ===========    ===========
Basic and diluted earnings (loss)                $     (0.30)   $      0.15
 per share                                       ===========    ===========