Form 10-Q
period 1999-12-31
ORA ELECTRONICS INC
filed 2000-02-22
CIK 1029182

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 25049

                             -----------------------

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 1999

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to


                         Commission File Number 0-21903

                              ORA ELECTRONICS, INC.
                -------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  Delaware                              95-4607830
        -------------------------------        ------------------------------
       (State or Other Jurisdiction of         (IRS Employer Identification
        Incorporation or Organization)                    Number)

                  9410 Owensmouth Avenue, Chatsworth, CA 91311
                  --------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

                                 (818) 772-2700
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                   (No Change)
               ---------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes X        No  ...

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

      Yes  .....       No  .....          Not Applicable X


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at February 14, 2000
            -----                   --------------------------------
Common Stock, $.001 par value              6,910,267 shares

Exhibit Index on page 18



                              ORA ELECTRONICS, INC.
                                    Form 10-Q
                                December 31, 1999


                            TABLE OF CONTENTS

                                                                      Page
                                                                      ----

PART I -       Financial Information.                                   3

   Item 1.     Financial Statements                                     3

               Balance Sheets as of December 31, 1999 and
               March 31, 1999                                           3

               Statements of Operations and Retained Deficit
               for the three month and nine month periods ended
               December 31, 1999 and 1998                               4

               Statements of Cash Flows for the nine month
               periods ended December 31, 1999 and 1998                 5


               Notes to Financial Statements                            6

   Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations.           9


PART II -      Other Information.                                      15

   Item 6.     Exhibits and Reports on Form 8-K.                    15-16

Signatures                                                             17

Exhibit Index                                                          18

Exhibits                                                            19-20

                        PART I -FINANCIAL INFORMATION.

   ITEM 1.    FINANCIAL STATEMENTS.


                            ORA ELECTRONICS, INC.
                                Balance Sheets

                                            December 31,     March 31,
                                                1999           1999
                                            (Unaudited)      (Audited)
                                            -----------      ---------

                                   ASSETS

Current assets:
  Cash and cash equivalents                $    208,276    $  1,807,940
  Trade accounts receivable, less
    allowance for sales returns and
    doubtful accounts of $382,246
    ($697,498 at March 31, 1999)                396,635       2,206,849
  Inventories                                   395,727       2,565,673
  Prepaid expenses                              189,272         103,114
                                           ------------    ------------

    Total current assets                      1,189,910       6,683,576

Property and equipment, net                   5,856,006       6,038,045
Other assets:
   Loan receivable, officer                     633,270         609,802
   Deferred expenses                            288,871         295,728
                                           ------------    ------------

Total assets                               $  7,968,057    $ 13,627,151
                                           ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt     $    353,433    $    693,830
  Notes payable                                       -         946,775
  Trade payables                              2,768,384       1,966,103
  Accrued interest                               19,173          49,707
  Other accounts payable and accrued
    expenses                                  2,200,432       2,132,403
                                           ------------    ------------
      Total current liabilities               5,341,422       5,788,818

Long-term debt                                5,698,092       5,653,510
                                           ------------    ------------
      Total liabilities                      11,039,514      11,442,328
                                           ------------    ------------
Stockholders' equity:

Preferred stock, $.001 par value,
  5,000,000 shares authorized,
  none issued                                         -               -

Common stock, par value $.001 per share,
  authorized  30,000,000 shares,  issued
  and outstanding 6,910,267 shares at
  December 31, 1999 and 6,908,722
  shares at March 31, 1999                        6,910           6,910

Additional paid in capital                    6,125,379       6,125,379
Retained (deficit)                           (9,203,746)     (3,947,466)
                                           ------------    ------------

Total stockholders' equity (deficiency)      (3,071,457)      2,184,823
                                           ------------    ------------

Total liabilities and stockholders'
  equity                                   $  7,968,057    $ 13,627,151
                                           ============    ============



See accompanying notes to financial statements.

                              ORA ELECTRONICS, INC.
                  Statements of Operations and Retained Deficit
                   For the Three Month and Nine Month Periods
                        Ended December 31, 1999 and 1998
                                   (Unaudited)
                                              Three months                        Nine months
                                       --------------------------         --------------------------
                                           1999           1998                1999           1998
                                       -----------    -----------         -----------    -----------
Net sales                              $   771,443    $ 3,101,102         $ 2,594,730    $10,644,519
Cost of goods sold                       2,657,168      2,096,956           3,775,836      6,387,692
                                       -----------    -----------         -----------    -----------
Gross profit (loss)                     (1,885,725)     1,004,146          (1,181,106)     4,256,827
                                       -----------    -----------         -----------    -----------
Operating expenses:
 Selling and shipping                      461,329        566,058           1,355,545      1,804,935
 Administrative and general                674,957        581,249           2,349,087      2,952,377
                                       -----------    -----------         -----------    -----------
Total operating expenses                 1,136,286      1,147,307           3,704,632      4,757,312
                                       -----------    -----------         -----------    -----------
Operating (loss)                        (3,022,011)      (143,161)         (4,885,738)      (500,485)
Interest expense                           169,511        166,995             477,233        534,262
Other income                                25,498         26,493             106,691      1,766,756
                                       -----------    -----------         -----------    -----------
Income (loss) before income taxes       (3,166,024)      (283,663)         (5,256,280)       732,009
Provision for income taxes                       -              -                   -              -
                                       -----------    -----------         -----------    -----------
Net income (loss)                       (3,166,024)      (283,663)         (5,256,280)       732,009

Retained deficit, beginning
 of period                              (6,037,722)    (2,974,737)         (3,947,466)    (3,990,409)
                                       -----------    -----------         -----------    -----------
Retained deficit, end
 of period                             $(9,203,746)   $(3,258,400)        $(9,203,746)   $(3,258,400)
                                       ===========    ===========         ===========    ===========
Per common share information:
  Net earnings (loss)                  $(3,166,024)  $   (283,663)        $(5,256,280)   $   732,009
                                       ===========    ===========         ===========    ===========
Earnings (loss) per share:
  Basic and diluted                    $     (0.46)   $     (0.04)        $     (0.76)   $      0.11
                                       ===========    ===========         ===========    ===========
Weighted average shares outstanding
 used in the per share calculation:
  Basic and diluted                      6,910,200      6,909,480           6,910,103      6,909,077
                                       ===========    ===========         ===========    ===========

See accompanying notes to financial statements.

                              ORA ELECTRONICS, INC.
                            Statements of Cash Flows
           For the Nine Month Periods Ended December 31, 1999 and 1998
                                   (Unaudited)

                                                  Nine Months Ended December 31,
                                                  -----------------------------
                                                       1999            1998
                                                  -------------   -------------

Cash flows from operating activities:
   Net income (loss)                               $(5,256,280)   $    732,009
Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
  activities:
     Depreciation and amortization                     176,546         177,616
     Provision for sales returns and doubtful
        accounts                                      (117,331)       (522,351)
     Changes in assets and liabilities:
        Trade accounts receivable                    1,810,214       1,703,042
        Inventories                                  2,169,946       1,322,127
        Prepaid expenses                               (86,158)       (121,672)
        Trade payables                                 802,281      (1,272,863)
        Accrued interest                               (30,534)         (9,201)
        Other accounts payable and
          accrued expenses                              68,029        (102,966)
                                                   -----------     -----------
Net cash provided by (used in) operating
 activities                                           (463,287)      1,905,741
                                                   -----------     -----------
Cash flows from investing activities:
   Capital expenditures                                 68,933         (50,826)
   Loan receivable, officer                            (23,468)        (22,335)
                                                   -----------     -----------
Net cash provided by (used in) investing
 activities                                             45,465         (73,161)
                                                   -----------     -----------
Cash flows from financing activities:
   Repayment of line of credit                        (946,775)       (650,354)
   Borrowing (repayment) of long-term debt            (235,067)       (120,655)
   Common stock                                              -               1
   Additional paid in capital                                -              (1)
                                                   -----------     -----------
Net cash (used in) financing activities             (1,181,842)       (771,009)
                                                   -----------     -----------
Net increase (decrease) in cash and cash
  equivalents                                       (1,599,664)      1,061,571

Cash and cash equivalents, beginning of period       1,807,940         407,694
                                                   -----------     -----------
Cash and cash equivalents, at end of period        $   208,276     $ 1,469,265
                                                   ===========     ===========
Supplemental disclosure of cash flow information:
   Interest paid                                   $   403,368     $   464,589
                                                   ===========     ===========
   Income taxes paid                               $         -     $         -
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

NOTE 2 - FINANCIAL RESULTS AND LIQUIDITY

The Company has incurred operating losses of $1,032,025, $1,886,183 and $1,840,455 in the fiscal years ended March 31, 1999, 1998 and 1997, and is reporting an operating loss for the nine months ended December 31, 1999 of $5,256,280. For several years the Company's major competitors, many with greater resources, have aggressively lowered their selling prices in an attempt to increase market share. Although the Company has benefited from its own internal cost reduction programs, the effects of lower pricing by major competitors has more than offset the Company's cost reductions.

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

The Company's independent public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the March 31, 1999 financial statements. The paragraph states that the Company's recurring losses and its inability to secure working capital financing raise substantial doubt about the Company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty. The financial statements at, and for the three month and nine month periods ended December 31, 1999, similarly do not include adjustments that might result from the outcome of this uncertainty.

On July 27, 1999, the Company obtained a $1,200,000 revolving credit facility from Celtic Capital Corporation, to be used for general working capital purposes. The credit agreement allowed the Company to borrow funds at Citibank N.A.'s reference rate plus 2.5%, based on an 80% advance rate on eligible trade accounts receivable. There was a monthly collateral monitoring fee of .25% based on the average trade accounts receivable during the month. On May 15, 1999, Celtic Capital withdrew the credit facility, citing the significant deterioration in the Company's business. No borrowings were made from the credit facility. The Company is still attempting to find a replacement credit facility, but no assurances can be given that the Company will be able to do so.

The Company believes that available cash, cash flow from operations and any borrowings that might be made available through a yet to be obtained replacement credit facility, may not to be sufficient to cover liquidity requirements after March 15, 2000, and the Company is currently facing the prospect of not having adequate funds to operate its business. There can be no assurance that any long-term restructuring alternative can be successfully initiated or implemented by March 15, 2000, in which case the Company may be compelled to pursue a bankruptcy filing in the absence of a proposed or pre-approved financial restructuring.

Management believes that the support of the Company's vendors, customers, potential lenders, stockholders and employees will certainly be key ingredients to any opportunity the Company may have to turn its very serious business decline around. However, there is no assurance that any of this support can be obtained or sustained.

NOTE 3 - BASIS OF INTERIM PRESENTATION

     Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair presentation of the interim results have been made. All such adjustments were of a normal recurring nature, except for a $2,100,000 write down of inventory to the lower of cost or market during the third quarter of fiscal 2000. The results for the three month and nine month periods ended December 31, 1999 are not necessarily an indication of results to be expected for the entire fiscal year. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. All information reported in this Form 10-Q should be read in conjunction with the Company's annual financial statements and notes thereto for the fiscal year ended March 31, 1999 filed with the Securities and Exchange Commission on June 29, 1999.

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

     For comparative purposes, certain amounts in the financial statements from the prior periods ended March 31, 1999 and December 31, 1998 have been reclassified.

NOTE 4 - CONTINGENCIES

     On March 2, 1998, the Company reached settlement in a patent infringement case with Telular Corporation. Pursuant to a Settlement Agreement and Mutual General Release, the Company agreed to pay Telular Corporation $500,000 in cash, a $1,000,000 promissory note payable through February 1, 2000 and 300,000 shares of the Company's common stock. Telular has the right to receive additional shares of the Company's common stock to ensure the fair market value received is equivalent to $1,500,000 on February 1, 2000. The remaining balance on the promissory note of $250,000 and the additional shares due to Telular Corporation have not yet been paid. The Company is currently attempting to renegotiate with Telular Corporation with respect to the final cash payment due of $250,000 and the additional shares due of ORA common stock.

NOTE 5 - YEAR 2000 ISSUE

     Many computer systems and other equipment with embedded chips or processors in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the Year 2000 as "00" and may assume that the year is 1900 rather than 2000. This is commonly known as the Year 2000 issue, which could potentially result in a system failure or in miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in other similar normal business activities. The Company has been informed that the portion of the Company's computer software systems relating to the general ledger, payroll and other employee records is presently Year 2000 compliant. To date, the Company has not experienced any problems relating to these systems.

     The Company is in the process of evaluating the potential cost to it in addressing the Year 2000 issue with respect to its other software and the potential consequences of an incomplete or untimely resolution of the Year 2000 issue. Due to the serious deterioration of the Company's operating performance, and its related effect on cash flows, the Company has not been able to afford the conversion and implementation of new Year 2000 compliant software for those systems that the Company is aware require such replacement. Instead, the Company has elected to design workarounds to its present non-compliant software in the hopes that essential information needed to manage the business and to report results on a timely basis will continue to be available. So far, since December 31, 1999, the Company has not experienced significant operational failures with the non-compliant systems. However, there can be no assurance that its systems will continue to operate and that the Company's failure to adequately address the Year 2000 issue will not have a material adverse effect upon the Company.

     The Company does not conduct any of its purchase transactions through computer systems that interface directly with suppliers. However, the Company has completed a formal assessment of its significant suppliers to determine the extent to which the Company would be vulnerable if those third parties fail to remedy Year 2000 issues. To date, the Company has received written responses from most of its suppliers. The Company has evaluated these responses and has determined that all critical suppliers have prepared for the Year 2000.

     The Company currently has no material systems that interface directly with its customers, financial institutions or others with whom it conducts business. However, if those third parties with which the Company conducts business are unsuccessful in implementing timely solutions, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has reviewed each of its product lines and has determined that its products will operate properly in the Year 2000 and beyond.

     Since it is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which the Company is adversely affected by Year 2000 problems. As of February 14, 2000, the Company has not experienced any significant Year 2000 issues relating to the procurement, sales or support of the Company's products. The Company believes that it may take several months to determine the impact of the Year 2000, if any, on its customers or suppliers.


NOTE 6 - SUBSEQUENT EVENT

     At December 31, 1999, Officer loans receivable amounted to $633,270, including accrued interest at the annual rate of 5.05%. The balance is comprised of a note for $280,855 plus accrued interest of $58,034, due December 1, 1999, and a note for $243,982 plus accrued interest of $50,399, due March 31, 2001. On February 14, 2000, a total of $341,032 was repaid to the Company, which represented payment of the $280,855 note and its accrued interest of $60,177 through that date.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto.

RESULTS OF OPERATIONS COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1999 TO THREE MONTHS ENDED DECEMBER 31, 1998

     Net Sales. Net sales decreased by $2,329,659, or 75.1%, to $771,443 for the third quarter of fiscal 2000 compared to $3,101,102 for the same period of the prior year. Approximately $1,850,000 of this decrease is attributable to the loss of business from Circuit City, which had previously been the Company's largest customer. Net sales to Circuit City during the third quarter of fiscal 2000 were approximately $47,000, or 6.0% of the total quarterly net sales of $771,443. Net sales to Circuit City during the third quarter of fiscal 1999 were approximately $1,900,000, or 61.3% of the total quarterly net sales of $3,101,102. The remaining decrease primarily reflects a continuation of a trend of lower orders being received by consumer electronics retailers who have reported same store sales decreases and reductions in wireless telephone activations as compared with the prior year. Retailers have reported that their wireless telephone activations are lower as a result of reduced financial incentives offered to them by wireless telephone carriers. The Company is actively exploring ways to replace this reduction in net sales, including alternative channels of distribution, however, no assurance can be given that the Company will be able to do so.

     Gross Profit. Gross profit decreased by $2,889,871. There was a gross loss of $1,885,725 for the third quarter of fiscal 2000 compared with a gross profit of $1,004,146 for same period of the prior year. This result is primarily attributable to a stock inventory write down to the lower of cost or market of $2,100,000 during the third fiscal quarter ended December 31, 1999. The reduction in valuation was necessitated by the significant loss in the customer base to whom these products could be sold to, combined with the rapid change in wireless technology from analog to digital services, thus impacting the value of the Company's remaining stock of inventory supporting analog handsets. The remaining decrease in gross profit is the result of the decline in net sales described above.

     Selling and Shipping Expense. Selling and shipping expense decreased by $104,729, or 18.5%, to $461,329 for the third quarter of fiscal 2000 compared with $566,058 in the same period of the prior year. The decrease in selling and shipping expense is primarily attributable to lower sales commissions resulting from lower sales volume.

     Administrative and General Expense. Administrative and general expense increased by $93,708, or 16.1%, to $674,957 for the third quarter of fiscal 2000 compared with $581,249 in the same period of the prior year. The increase is primarily attributed to costs incurred for business consultants, including a business turnaround management team to help the Company develop and implement a turnaround business plan.

     Interest Expense. Interest expense for the third quarter of fiscal 2000 was $169,511 compared with $166,995 in the same period of the prior year. This increase is primarily attributable to approximately $50,000 in interest paid during the quarter ended December 31, 1999 on overdue balances from the Company's primary supplier, substantially offset by no interest being paid on a line of credit during the current quarter. The Company has not utilized a credit facility since since May 12, 1998.

     Income Taxes. The Company has made no provision for income taxes as it has a history of net losses, which has resulted in tax loss carryforwards. At December 31, 1999, the Company had available federal net operating loss carryforwards of approximately $7,250,000, which expire in 2012 through 2013, and state net operating loss carryforwards of approximately $4,150,000, which expire in 2002 through 2003.

COMPARISON OF NINE MONTHS ENDED DECEMBER 31, 1999 TO NINE MONTHS ENDED DECEMBER 31, 1998

Net Sales. Net sales decreased by $8,049,789, or 75.6%, to $2,594,730 for the nine months of fiscal 2000 ended December 31, 1999, compared with $10,644,519 for the same period of the prior year. Approximately $5,225,000 of this decrease is attributable to the loss of business from Circuit City, which had previously been the Company's largest customer. Net sales to Circuit City during the first nine months of fiscal 2000 were approximately $270,000, or 10.4% of the total net sales of $2,594,730. Net sales to Circuit City during the first nine months of fiscal 1999 were approximately $5,493,073, or 51.6% of the total net sales of $10,644,519. The remaining decrease primarily reflects a continuation of a trend of lower orders being received by consumer electronics retailers who have reported same store sales decreases and reductions in wireless telephone activations as compared with the prior year. Retailers have reported that their wireless telephone activations are lower as a result of reduced financial incentives offered to them by wireless telephone carriers. The Company is actively exploring ways to replace this reduction in net sales, including alternative channels of distribution, however, no assurance can be given that the Company will be able to do so.

     Gross Profit. Gross profit decreased by $5,437,933. There was a gross loss of $1,181,106 for the nine months of fiscal 2000 compared with a gross profit of $4,256,827 for same period of the prior year. This result is primarily attributable to a stock inventory write down to the lower of cost or market of $2,100,000 during the third fiscal quarter ended December 31, 1999. The reduction in valuation was necessitated by the significant loss in the customer base to whom these products could be sold to, combined with the rapid change in wireless technology from analog to digital services, thus impacting the value of the Company's remaining stock of inventory supporting analog handsets. The remaining decrease in gross profit is primarily a result of the decline in net sales described above.

     Selling and Shipping Expense. Selling and shipping expense decreased by $449,390, or 24.9%, to $1,355,545 for the nine months of fiscal 2000 ended December 31, 1999 compared with $1,804,935 in the same period of the prior year. The decrease in selling and shipping expenses is primarily attributable to lower costs of shipping, warehousing, freight and sales commissions as result of decreased sales volume.

     Administrative and General Expense. Administrative and general expense decreased by $603,290, or 20.4%, to $2,349,087 for the nine months of fiscal 2000 ended December 31, 1999 compared with $2,952,377 for the same period of the prior year. The decrease is primarily attributable to a reduction in personnel and salaries of existing personnel during the nine month period ended December 31, 1999 as part of the Company's efforts to reduce expenses.

     Interest Expense. Interest expense for the nine months of fiscal 2000 ended December 31, 1999 was $477,233 compared with $534,262 in the same period of the prior year. This decrease is primarily a result of decreased short-term borrowings during the nine months ended December 31, 1999. The Company has not incurred any interest expense related to a credit facility since it was paid off on May 12, 1999. The Company has been operating without a credit facility to borrow from since that time.

     Other Income. Other income for the nine months of fiscal 2000 was $106,691 compared with $1,766,756 in the same period of the prior year. The difference is primarily attributable to approximately $1,675,000 in royalty income received during the nine months ended December 31, 1998 as a result of the Company granting to ORA Electronics (UK) Limited, an unaffiliated company, an exclusive royalty-free right to use certain of the Company's trademarks, including the "ORA" name, in perpetuity worldwide, excepting North, Central and South America.

     Income Taxes. The Company has made no provision for income taxes as it has a history of net losses, which has resulted in tax loss carryforwards. At December 31, 1999, the Company had available federal net operating loss carryforwards of approximately $7,250,000, which expire in 2012 through 2013, and state net operating loss carryforwards of approximately $4,150,000, which expire in 2002 through 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements are to fund working capital needs, primarily accounts receivable and inventories. Historically, the Company has satisfied these working capital requirements principally through cash flow from operations and bank borrowings.

     At December 31, 1999, the Registrant had $208,276 in cash and cash equivalents with a working capital deficiency of $4,151,512, contrasted to $1,807,940 in cash and cash equivalents with a working capital surplus of $894,758 at March 31, 1999. Net cash used in operating activities was $463,287 for the nine months ended December 31, 1999, compared with net cash provided by operating activities of $1,905,741 for the nine months ended December 31, 1998. The decrease in cash from operating activities during the nine-month period ended December 31, 1999 is primarily due to the rapid deterioration of the business activities of the Company, including a significant decline in net sales and a write down of its inventory by $2,100,000 to present it at the lower of cost or market.

To supplement cash flow from operations, if necessary, the Company obtained a $1,200,000 revolving credit facility on July 27, 1999, from Celtic Capital Corporation, to be used for general working capital purposes. The credit agreement allowed the Company to borrow funds at Citibank N.A.'s reference rate plus 2.5%, based on an 80% advance rate on eligible trade accounts receivable. There was a monthly collateral monitoring fee of .25% based on the average trade accounts receivable during the month. On May 15, 1999, Celtic Capital withdrew the credit facility, citing the significant deterioration in the Company's business. No borrowings were made from the credit facility. The Company is attempting to find a replacement credit facility, but no assurances can be given that the Company will be able to do so.

     The Company believes that available cash, cash flow from operations and any borrowings that might be made available through a yet to be obtained replacement credit facility, may not be sufficient to meet operating needs and capital expenditure requirements in the immediate future.

     The Company has incurred operating losses of $1,032,025, $1,886,183 and $1,840,455 in the fiscal years ended March 31, 1999, 1998 and 1997, and is reporting an operating loss for the nine months ended December 31, 1999 of $5,256,280. For several years the Company's major competitors, many with greater resources, have aggressively lowered their selling prices in an attempt to increase market share. Although the Company has benefited from its own internal cost reduction programs, the effects of lower pricing by major competitors has more than offset the Company's cost reductions. In addition, the Company has experienced a significant reduction in its business with Circuit City, previously its largest customer. See Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Months and Nine Months ended December 31, 1999 compared to the Three Months and Nine Months ended December 31, 1998.

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

Going forward, significant cash flow will be needed to pay the restructuring costs to implement the proposed business plan and to fund losses until the Company has returned to profitability. There is no assurance that funding will be available to execute the plan, however, the Company is continuing to seek financing to support its turnaround efforts and is exploring a number of alternatives in this regard.

The Company's independent public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the March 31, 1999 financial statements. The paragraph states that the Company's recurring losses and its inability to secure working capital financing raise substantial doubt about the Company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty. Similarly, the unaudited financial statements presented for the periods ending December 31, 1999, do not include any adjustments that might be necessary if the Company were not able to continue as a going concern.

Existing cash flow is not expected to be sufficient to cover liquidity requirements after March 15, 2000, and the Company is currently facing the prospect of not having adequate funds to operate its business. There can be no assurance that any long-term restructuring alternative can be successfully initiated or implemented by March 15, 2000, in which case the Company may be compelled to pursue a bankruptcy filing in the absence of a proposed or pre-approved financial restructuring.

On December 23, 1996, the Company obtained a $1,000,000 loan from an unrelated third party which was used to pay the initial required $1,000,000 reduction on its then existing credit facility. Such $1,000,000 loan bears interest at 8% per annum and all principal and interest is due and payable upon maturity on December 31, 2001.

     A loan from the Aid Association for Lutherans ("AAL") obtained by the Company to purchase its headquarters and distribution facility in Chatsworth, California is, by its terms, callable by AAL upon six months notice. As of December 31, 1999, the outstanding principal balance of such loan was $4,474,825. Such loan bears interest at 9.875% per year, is payable in monthly installments of $43,418, representing both principal and interest, matures in February 2019 and is secured by the real property on which the facility is located.

     Net cash provided by investing activities was $45,465 for the first nine months of fiscal 2000, compared with net cash used in investing activities of $73,161 for the first nine months of fiscal 1999. This difference is primarily attributable to net capital equipment dispositions during the nine month period ended December 31, 1999.

     Cash flows used in financing activities were $1,181,842 for the first nine months of fiscal 2000, compared with cash flows used in financing activities of $771,009 for the first nine months of fiscal 1999. The increase in cash flows used in financing activities is primarily attributable to higher net repayments of short-term and long-term debt during the nine month period ended December 31, 2000.

     Management believes that the support of the Company's vendors, customers, potential lenders, stockholders and employees will certainly be key ingredients to any opportunity the Company may have to turn its very serious business decline around. However, there is no assurance that any of this support can be obtained or sustained.


YEAR 2000 ISSUE UPDATE

     Many computer systems and other equipment with embedded chips or processors in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the Year 2000 as "00" and may assume that the year is 1900 rather than 2000. This is commonly known as the Year 2000 issue, which could potentially result in a system failure or in miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in other similar normal business activities. The Company has been informed that the portion of the Company's computer software systems relating to the general ledger, payroll and other employee records is presently Year 2000 compliant. To date, the Company has not experienced any problems relating to these systems.

     The Company is in the process of evaluating the potential cost to it in addressing the Year 2000 issue with respect to its other software and the potential consequences of an incomplete or untimely resolution of the Year 2000 issue. Due to the serious deterioration of the Company's operating performance, and its related effect on cash flows, the Company has not been able to afford the conversion and implementation of new Year 2000 compliant software for those systems that the Company is aware require such replacement. Instead, the Company has elected to design workarounds to its present non-compliant software in the hopes that essential information needed to manage the business and to report results on a timely basis will continue to be available. So far, since December 31, 1999, the Company has not experienced significant operational failures with the non-compliant systems. However, there can be no assurance that its systems will continue to operate and that the Company's failure to adequately address the Year 2000 issue will not have a material adverse effect upon the Company.

     The Company does not conduct any of its purchase transactions through computer systems that interface directly with suppliers. However, the Company has completed a formal assessment of its significant suppliers to determine the extent to which the Company would be vulnerable if those third parties fail to remedy Year 2000 issues. To date, the Company has received written responses from most of its suppliers. The Company has evaluated these responses and has determined that all critical suppliers have prepared for the Year 2000.

     The Company currently has no material systems that interface directly with its customers, financial institutions or others with whom it conducts business. However, if those third parties with which the Company conducts business are unsuccessful in implementing timely solutions, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has reviewed each of its product lines and has determined that its products will operate properly in the Year 2000 and beyond.

     Since it is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which the Company is adversely affected by Year 2000 problems. As of February 14, 2000, the Company has not experienced any significant Year 2000 issues relating to the procurement, sales or support of the Company's products. The Company believes that it may take several months to determine the impact of the Year 2000, if any, on its customers or suppliers.

SEASONALITY

     The Company's markets are seasonal with sales typically higher in the Company's third quarter due to increased demand from mass-market retailers during the year-end holiday season.

FORWARD LOOKING INFORMATION

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above. The matters discussed herein with respect to the introduction of new products by the Company, future sales levels, compliance with financial covenants in loan agreements, the Company's ability to secure future financing, the ability of the Company to replace the expected loss of business with its largest customer, Circuit City, the ability of the Company and its suppliers to address issues relating to the "Year 2000 problem," estimated costs of the Company's resolution of the "Year 2000 problem," costs associated with the potential outcome of any pending litigation involving the Company, among others, are forward looking statements. In addition, when used in this discussion, the words "anticipates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

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

     4.1        Specimen Common Stock Certificate of ORA Electronics, Inc.(2)

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

     10.2 Amendment to Loan Agreement, dated April 4, 1997, between the Company and FINOVA. (3)

     10.3 Collateral Assignment, Patent Mortgage and Security Agreement, dated as of April 4, 1997, by and between the Company and FINOVA. (3)

     10.4 Waiver and Second Amendment to Loan Agreement, dated June 26, 1997, between the Company and FINOVA. (3)

     10.5 Waiver and Third Amendment to Loan Agreement, dated November 13, 1997 between the Company and FINOVA. (4)

     10.6 Waiver and Fourth Amendment to Loan Agreement, dated February 11, 1998 between the Company and FINOVA. (5)

     10.7 Waiver and Fifth Amendment to Loan Agreement, dated March 27, 1998, between the Company and FINOVA. (6)

 Exhibit No.    Description
 -----------    -----------

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

(4) Incorporated by reference from the Registrant's Form 10-Q filed on February 14, 1998.

(5) Incorporated by reference from the Registrant's Form 8-K filed on April 17, 1998.

(6) Incorporated by reference from the Registrant's Form 10-K filed on June 29, 1998.



     (b)  Reports on Form 8-K.
          --------------------

          No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1999.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ORA ELECTRONICS, INC.
                                        (Registrant)


Dated:  February 22, 2000      By: /s/  JOHN M. BURRIS
                                       ---------------------------------
                                        John M. Burris, Duly Authorized
                                        Representative and Chief Financial
                                        Officer

                                  EXHIBIT INDEX


Exhibit No.                   Description                               Page
--------------------------------------------------------------------------------

   11             Statement Re: Computation Of Earnings
                  Per Share                                               19


   27             Financial Data Schedule                                 20