Form 10-K
period 2000-03-31
ORA ELECTRONICS INC
filed 2000-07-14
CIK 1029182

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 2000 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___ to ___

                         COMMISSION FILE NUMBER: 0-21903

                              ORA ELECTRONICS, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    95-4607830
    --------------------------------            ------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)

                     9410 OWENSMOUTH AVE.
                    CHATSWORTH, CALIFORNIA                91311
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (818) 772-2700
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                                 Yes X              No ____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                                 Yes ____           No X

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                  Yes X             No ____

     The aggregate market value of the voting stock held by non-affiliates of the registrant at June 26, 2000 was approximately $658,042. The registrant had 7,517,638 shares of common stock, par value $.001 per share outstanding at June 26, 2000.

     The registrant had each of 481,580 Class A Warrants; 647,903 Class B Warrants; 566,675 Class C Warrants; and 735,085 Class D Warrants, outstanding at June 26, 2000.

     Documents  Incorporated  by  Reference  (To the Extent  Indicated  Herein):
Portions of the Definitive  Proxy Statement for the 2000 Annual Meeting (in Part
III).




                            Exhibit Index on Page 44

ITEM 1 - BUSINESS

GENERAL

         ORA Electronics, Inc. ("ORA" or the "Company") is a developer and supplier of interface, connectivity solutions and peripheral accessories for wireless communication devices, including cellular telephones, personal communications systems ("PCS") and pagers, computing devices and intelligent transportation systems ("ITS"). The Company currently carries over 500 products which are sold to over 400 customers in the United States, and throughout North, Central and South America. Among the Company's customers are major mass market retailers, service providers and cellular carriers, original equipment manufacturers ("OEMs"), auto manufacturers, regional distributors and dealers.

         The Company is experiencing a significant reduction in its business and projects that ongoing cash flow may not be sufficient to sustain business operations after July 31, 2000. See the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for a more complete discussion of this issue.

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

PRODUCTS

         Sales of wireless accessory products accounted for approximately 98.7%, 97.5% and 97.1% of ORA's net sales for the fiscal years ended in 2000, 1999 and 1998, respectively. The various power cords offered by ORA as part of its wireless handset accessory line accounted for approximately 25.1%, 21.3% and 22.7% of ORA's net sales for the fiscal years ended March 31, 2000, 1999 and 1998, respectively. ORA offers 13 different stock keeping units of power cords which support different wireless telephone models offered by 6 different manufacturers.

         A new product category in ORA's line is ITS. ORA has developed numerous proprietary ITS products that allow interconnectivity between automotive safety systems, entertainment systems, navigation systems and wireless communications devices. Telcar, a product developed by ORA, serves as an integration hub for ITS products utilizing ORA's T-bus data protocols. Initial shipments of this product began in March, 2000. ORA's patent applications with respect to these products have been approved by the U.S. Patent and Trademark Office.

CUSTOMERS

         ORA sells its products to over 400 customers in the United States and throughout North, Central and South America. Among ORA's customers are major mass market retailers, wireless service providers and carriers, original equipment manufacturers ("OEMs"), auto manufacturers, regional distributors and dealers.

         Pursuant to its distribution agreement with ORA Electronics (UK) Ltd. ("ORA UK"), an unaffiliated company, the Company may not sell its products bearing the "ORA" trade name and logo outside of North, Central and South America. Under such agreement, which extends into perpetuity, the Company does not generate any revenues with respect to sales made by ORA UK.

         For the fiscal year ending March 31, 2000, one customer, CompUSA, accounted for approximately 14.5%, of the Company's net sales. For the fiscal years ending March 31, 1999 and 1998, Circuit City, accounted for approximately 52.6% and 38.5%, respectively, of the Company's net sales and Staples accounted for approximately 5.9% and 17.3% , respectively, of the Company's net sales. Circuit City and Staples are not currently active customers of the Company. For a more complete discussion of this matter, see Management's Discussion and

Analysis of Financial Condition and Results of Operations for Fiscal Year ended March 31, 2000 compared to Fiscal Year ended March 31, 1999.

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

         The Company's business has historically been seasonal. For its fiscal years ending March 31, 2000, 1999 and 1998, on average, approximately 31.7% of the Company's net sales were in its second fiscal quarter and 27.4% in its third fiscal quarter, with the balance split approximately evenly between the first and fourth fiscal quarters.

BACKLOG

         Most orders received by the Company are for immediate delivery. As of March 31, 2000 and 1999, the Company had approximately $821,000 and $1,314,000, respectively, in backlog orders, including orders for current delivery, orders for later delivery, back orders and special orders, all of which may be cancelled or modified by the customer.

RESEARCH AND DEVELOPMENT

         The Company has always focused on innovation as a means of maximizing margins and capturing and maintaining market share. During its fiscal years ended March 31, 2000, 1999 and 1998, as reflected in its audited financial statements, the Company spent approximately $615,000, $625,000 and $440,000, respectively, on research and development related activities. In addition, the Company estimates that approximately an additional $53,000, $57,000 and $36,000, respectively, was spent for purchased materials that do not have alternative future uses. ORA maintains an in-house research and development engineering staff. The Company maintains extensive research and testing facilities (including an anechoic chamber) at its corporate headquarters, allowing it to conduct sophisticated operations such as testing radiation patterns for antennas and, thus, promoting product safety. ORA also has strategic relationships with other independent research and development companies to utilize their respective specialized skills or equipment.

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

TRADEMARKS AND PATENTS

         The Company actively pursues a program of protecting its intellectual property by seeking patent, copyright and trademark protection for its products to the maximum extent permissible under U.S. laws. Currently, the Company owns 33 issued patents covering various unique and novel aspects of certain of its products in the United States. Most of the Company's patents have the majority of their term remaining.

         The Company also owns 25 trademarks registered on the Principal Trademark Register of the United States under which the Company markets its goods and offers its services. The Company also copyrights its manuals, sales and product literature, as well as numerous software codes and protocols necessary to operate several of its processor controlled products and systems.

         No assurance can be given that the Company's existing patents or any future patents will not be challenged, invalidated or circumvented, or that competitors of the Company will not independently develop or patent technologies which are substantially equivalent or superior to the Company's technologies.

EMPLOYEES

         As of June 26, 2000, the Company had 29 employees. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory.

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

ITEM 3 - LEGAL PROCEEDINGS

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2000.

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

         The Company's common stock, par value $.001 per share (the "Common Stock"), was listed for trading on December 20, 1996, following its merger with North American Energy of Delaware, Inc., on the OTC Bulletin Board. As of June 26, 2000, there were approximately 611 stockholders of record of the Company's Common Stock. On July 13, 2000, the last reported sale price of the Common Stock on the OTC Bulletin Board was $0.75. The following table sets forth the high and low sales prices of the Common Stock for each quarterly period during the most recent two fiscal years:

                                                  High       Low
                                                 ------      -----
Fiscal year ended March 31, 1999:

         First Quarter...........................$2.31       $1.56
         Second Quarter.......................... 2.25        1.50
         Third Quarter........................... 1.75        1.63
         Fourth Quarter.......................... 1.94        0.63

                                                  High       Low
                                                 ------      -----
Fiscal year ended March 31, 2000:

         First Quarter...........................  0.88       0.19
         Second Quarter..........................  0.25       0.19
         Third Quarter...........................  1.13       0.31
         Fourth Quarter..........................  6.25       1.03

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

ITEM 6 - SELECTED FINANCIAL DATA

         The following table sets forth certain selected financial data regarding the Company which is qualified by reference to, and should be read in conjunction with, the financial statements and notes thereto (see "Index to Financial Statements") and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." The income statement and balance sheet data presented below have been derived from the Company's financial statements. The selected pro- forma income statement data set forth below is for informational purposes only and may not necessarily be indicative of the Company's results of operations in the future.

                              ORA ELECTRONICS, INC.
                    STATEMENT OF INCOME AND RETAINED EARNINGS


                                                                         Years Ended March 31,

                                                     2000            1999             1998           1997           1996
                                              ---------------   --------------   -------------  -------------  -------------

Net sales                                     $    3,456,167    $  13,544,551    $ 15,443,432   $ 18,718,113   $ 24,110,436
Cost of goods sold                                 4,498,301        8,005,084       9,152,641     12,211,623     15,354,206
                                              ---------------   --------------   -------------  -------------  -------------
Gross profit (loss)                               (1,042,134)       5,539,467       6,290,791      6,506,490      8,756,230
                                              ---------------   --------------   -------------  -------------  -------------

Operating Expenses:
Selling and shipping expenses                      1,267,535        2,449,563       2,434,547      3,163,863      3,997,970
Administrative and general expenses                3,593,814        4,121,929       5,742,427      5,183,082      5,202,191
                                              ---------------   --------------   -------------  -------------  -------------

Total operating expenses                           4,861,349        6,571,492       8,176,974      8,346,945      9,200,161
                                              ---------------   --------------   -------------  -------------  -------------

Other (income) expenses:
Interest expense                                     617,537          714,619         702,128      1,072,107      1,056,529
Other expense (income)                              (169,280)      (1,789,587)        (10,627)      (231,620)       (58,783)
                                              ---------------   --------------   -------------  -------------  -------------

Total other (income) expenses                        448,257       (1,074,968)        691,501        840,487        997,746
                                              ---------------   --------------   -------------  -------------  -------------

Total expenses                                     5,309,606        5,496,524       8,868,475      9,187,432     10,197,907
                                              ---------------   --------------   -------------  -------------  -------------

Net income (loss) before income taxes             (6,351,740)          42,943      (2,577,684)    (2,680,942)    (1,441,677)
Provision (benefit) for income taxes                       0                0               0              0        (23,822)
                                              ---------------   --------------   -------------  -------------  -------------
Net income (loss)                             $   (6,351,740)   $      42,943    $ (2,577,684)  $ (2,680,942)  $ (1,417,855)
                                              ===============   ==============   =============  =============  =============
PRO FORMA DATA:
Historical income (loss) before income        $   (6,351,740)   $      42,943    $ (2,577,684)  $ (2,680,942)  $ (1,441,677)
taxes
Proforma income tax (provision) benefit       $            0    $           0    $          0   $          0   $    713,913
                                              ---------------   --------------   -------------  -------------  -------------

Proforma net income (loss)                    $   (6,351,740)   $      42,943    $ (2,577,684)  $ (2,680,942)  $   (727,764)
                                              ---------------   --------------   -------------  -------------  -------------

Proforma net income (loss) per share          $        (0.92)   $        0.01    $      (0.39)  $      (0.41)  $    (727.76)
                                              ---------------   --------------   -------------  -------------  -------------
Proforma weighted average common shares
    outstanding                                    6,936,066        6,909,292       6,627,697      6,589,068          1,000
                                              ===============   ==============   =============  =============  =============
BALANCE SHEET DATA:
Working capital                               $  (4,501,895)    $     894,758    $  1,131,155   $  2,829,897   $  1,290,836
                                              ===============   ==============   =============  =============  =============
Total assets                                  $    7,220,733    $  13,627,151    $ 15,329,159   $ 16,728,304   $ 17,128,943
                                              ===============   ==============   =============  =============  =============
Long term debt                                $    5,668,126    $   5,653,510    $  6,105,477   $  5,601,516   $  7,188,902
                                              ===============   ==============   =============  =============  =============
Stockholders' equity (deficiency)             $  (3,804,138)    $   2,184,823    $  2,141,880   $  4,400,674   $  1,278,217
                                              ===============   ==============   =============  =============  =============

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

RESULTS OF OPERATIONS

         The following table sets forth operating results (as a percentage of net sales) for the periods indicated.


                                                  Years Ended March 31,
                                              2000          1999         1998
                                             --------     --------     --------
    Net sales                                 100.0%       100.0%        100.0%
    Cost of sales                             130.2         59.1          59.3
    Gross profit (loss)                       (30.2)        40.9          40.7
    Selling and shipping expense               36.7         18.1          15.3
    Administrative and general expense        104.0         30.4          37.6
    Loss from operations                     (170.8)        (7.6)        (12.2)
    Interest expense                           17.9          5.3           4.5
    Other (income)                             (4.9)       (13.2)         (0.1)
    Net income (loss) before taxes           (183.8)         0.0%        (16.7)%


FISCAL YEAR ENDED MARCH 31, 2000 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1999

         Net Sales. Net sales decreased 74.5% to $3,456,167 in fiscal year 2000, compared to $13,544,551 in fiscal year 1999, a decrease of $10,088,384.
Approximately $7,395,000 of this decrease is attributable to the loss of business from Circuit City, which had previously been the Company's largest customer. Net sales to Circuit City during fiscal year 2000 were approximately $270,000, or 7.8% of the total annual net sales of $3,456,167. Net sales to Circuit City during fiscal year 1999 were approximately $7,125,000, or 52.6% of the total annual net sales of $13,544,551. The remaining decrease is attributable to the effects of continued lower pricing by the Company's major competitors, combined with an industry wide reduction in the sale of batteries. The technological improvements and quality of batteries, particularly Lithium Ion batteies, has reduced the number of replacement batteries being sold. The Company is actively exploring ways to replace this reduction in net sales, including alternative channels of distribution and new product offerings, however, no assurance can be given that the Company will be able to do so.

         If the Company is not able to substantially replace its lost revenues by approximately July 31, 2000, the Company projects that the resultant serious cash flow deficiencies may impact the Company's ability to continue as a going concern. See the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for a more complete discussion of this issue.

         Gross Profit. Gross profit decreased by $6,581,601, resulting in a gross loss of $1,042,134 for the fiscal year ended March 31, 2000 compared with a gross profit of $5,539,467 in fiscal year 1999. This decrease was impacted by a non-recurring reduction of the carrying value of the Company's inventory to the lower of cost or market of approximately $2,300,000 during fiscal 2000. The reduction in valuation was necessitated by the significant loss in the customer base to whom these products could be sold to, combined with the rapid change in wireless technology from analog to digital services, thus impacting the value of the Company's remaining stock of inventory supporting analog handsets. The remaining decrease in gross profit is primarily a result of the decline in net sales described above. After giving effect to the Company's non-recurring reduction in the carrying value of its inventory, gross profit as a percentage of net sales was approximately 36.4% in fiscal year 2000 compared with approximately 40.9% in fiscal year 1999. The decrease is primarily attributable to the effects of continued lower pricing by the Company's major competitors.

         Selling and Shipping Expense. Selling and Shipping expense decreased by $1,182,028, or 48.3%, to $1,267,535 in fiscal year 2000 from $2,449,563 in fiscal year 1999. The decrease in selling and shipping expenses is primarily attributable to lower costs of shipping, warehousing, freight and sales commissions associated with the decreased sales volume described above.

          Administrative and General Expense. Administrative and general expense decreased by $528,115, or 12.8%, to $3,593,814 in fiscal year 2000 from $4,121,929 in fiscal year 1999. The decrease is primarily attributable to a reduction in personnel and salaries of existing personnel during the fiscal year 2000 as part of the Company's efforts to reduce expenses.

         Interest Expense. The Company had interest expense of $617,537 in fiscal year 2000 compared to $714,619 in fiscal year 1999. The decrease is primarily a result of the Company not having available the use of a line of credit facility since May 12, 1999. The Company is attempting to find a replacement credit facility, but no assurances can be given that the Company will be able to do so.

         Other Income. Other income decreased to $169,280 for fiscal year 2000 compared to $1,789,587 in fiscal year 1999. The decrease is primarily attributable to approximately $1,675,000 in royalty income received in fiscal year 1999 as a result of the Company granting to ORA Electronics (UK) Limited, an unaffiliated company, an exclusive royalty-free right to use certain of the Company's trademarks, including the "ORA" name, in perpetuity worldwide, excepting North, Central and South America. The royalty income received from this transaction was considered non-recurring.

         Income Taxes. The Company has made no provision for income taxes as it has a history of net losses, which has resulted in tax loss carry-forwards. At March 31, 2000, the Company had available federal net operating loss carry-forwards of approximately $9,163,000, which expire in 2012 through 2014, and state net operating loss carry-forwards of approximately $2,749,000, which expire in 2002 through 2004.

FISCAL YEAR ENDED MARCH 31, 1999 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1998

         Net Sales. Net sales decreased 12.3% to $13,544,551 in fiscal year 1999, compared to $15,443,432 in fiscal year 1998, a decrease of $1,898,881. This decrease reflected lower than expected orders from consumer electronics retailers who had reported comparable store sales decreases compared to the prior year. Retailers had reported that their wireless telephone activations were lower as a result of reduced financial incentives offered to them by wireless handset carriers. The Company believes that its traditional retail customers may face increased competitive pressures from wireless service providers and that, consequently, orders for its wireless products from such retailers may continue to decline. In addition, the Company had been notified by its largest customer, Circuit City, that continuing product orders would be substantially reduced beginning in May, 1999. Net sales to Circuit City during fiscal year 1999 were $7,124,434, or 52.6% of the total annual net sales of $13,554,551. Net sales to Circuit City during fiscal year 1998 were $5,945,721, or 38.5% of the total annual net sales of $15,446,432. Current expectations were that business with Circuit City might be reduced by as much as 90%, or greater, from its then current levels. The Company is actively exploring ways to replace this expected reduction in net sales, including alternative channels of distribution, however, no assurance can be given that the Company will be able to do so.

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

         Income Taxes. The Company has made no provision for income taxes as it has a history of net losses, which has resulted in tax loss carry-forwards. At March 31, 1999, the Company had available federal net operating loss carry-forwards of approximately $3,174,000, which expire in 2012 through 2013, and state net operating loss carry-forwards of approximately $1,423,000, which expire in 2002 through 2003.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements are to fund working capital needs, primarily accounts receivable and inventories. Historically, the Company has satisfied these working capital requirements principally through cash flow from operations and bank borrowings.

         At March 31, 2000, the Company had $398,493 in cash and cash equivalents with a working capital deficit of $4,501,895, contrasted to $1,807,940 in cash and cash equivalents with a working capital surplus of $894,758 at March 31, 1999. Net cash used in operating activities was $588,860 for the fiscal year ended March 31, 2000, compared with net cash provided by operating activities of $2,136,854 for the fiscal year ended March 31, 1999. The decrease in cash and cash equivalents of approximately $1,410,000 is primarily due to the rapid deterioration of the business activities of the Company, including a significant decline in net sales and a write down of its inventory by approximately $2,300,000 to reflect its value at the lower of cost or market at March 31, 2000.

         On April 7, 1997, the Company had secured a $5,000,000 line of credit from FINOVA Capital Corporation ("FINOVA"). The line of credit facility with FINOVA was secured by all inventory, equipment, accounts receivable and intellectual property. The initial term of the line of credit was for two years with provisions for automatic renewals thereafter in one year increments. Borrowings incurred interest at 1% above the reference rate of Citibank, N.A. and there was an unused line fee of 0.5%. The Company's funds were swept daily and capital was made available based on 70% of eligible accounts receivable and 35% of eligible inventory. In January, 1999, the Company was notified by FINOVA that its revolving line of credit would not be extended after its scheduled expiration date of April 4, 1999. On May 12, 1999, the entire balance owing at that date was paid and the relationship with FINOVA was terminated.

         On July 27, 1999, the Company secured a $1,200,000 revolving credit facility from Celtic Capital Corporation, to be used for general working capital purposes. The credit agreement allowed the Company to borrow funds at Citibank N.A.'s reference rate plus 2.5%, based on an 80% advance rate on eligible trade accounts receivable. There was a monthly collateral monitoring fee of .25% based on the average trade accounts receivable during the month. On September 27,
1999, Celtic Capital withdrew the credit facility, citing the significant deterioration in the Company's business. No borrowings were made from the credit facility. The Company is attempting to find a replacement credit facility, but no assurances can be given that the Company will be able to do so.

         The Company believes that available cash, cash flow from operations and any borrowings that might be made available through a yet to be obtained replacement credit facility, may not be sufficient to meet operating needs and capital expenditure requirements in the immediate future.

         The Company has incurred operating losses of $5,903,483, $1,032,025 and $1,886,183 in the fiscal years ended March 31, 2000, 1999 and 1998, respectively. For several years the company's major competitors, many with greater resources, have aggressively lowered their selling prices in an attempt to increase market share. Although the company has benefited from its own internal cost reduction programs, the effects of lower pricing by major competitors has more than offset the company's cost reductions.

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

         The company's independent public accountants have included a "going concern" emphasis paragraph in their audit reports accompanying the March 31, 2000 and March 31, 1999 financial statements. The paragraph states that the company's recurring losses and its inability to secure working capital financing raise substantial doubt about the company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty.

         Existing cash flow is not expected to be sufficient to cover liquidity requirements after July 31, 2000, and the company is currently facing the prospect of not having adequate funds to operate its business. There can be no assurance that an affordable working capital credit facility can be arranged or that any long-term restructuring alternative can be successfully initiated or implemented by July 31, 2000, in which case the company may be compelled to pursue a bankruptcy filing in the absence of a proposed or pre-approved financial restructuring.

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

         On December 23, 1996, the Company obtained a $1,000,000 loan from an unrelated third party which was used to pay the initial required $1,000,000 reduction on its then existing credit facility. Such $1,000,000 loan bears interest at 8% per annum and all principal and interest is due and payable upon maturity on December 31, 2001. At March 31, 2000, the balance of principal and accrued interest was $1,298,116.

         The loan from the Aid Association for Lutherans ("AAL") obtained by the Company to purchase its headquarters and distribution facility in Chatsworth, California is, by its terms, callable by AAL upon six months notice. As of March 31, 2000, the outstanding principal balance of such loan was $4,454,880. Such loan bears interest at 9.875% per year, is payable in monthly installments of $43,418, representing both principal and interest, matures in February 2019 and is secured by the real property on which the facility is located.

         Net cash provided by investing activities of $686,952 for fiscal year 2000 is primarily attributed to approximately $341,000 received as repayment of loans receivable from officer, and the exercise of approximately 207,000 stock options which had previously been issued to the Company's former interim CEO.

         Net cash used in financing activities of $1,507,539 for fiscal year 2000 principally reflects repayments on the Company's then existing revolving line of credit of approximately $947,000 and repayments of long term debt of approximately $561,000.

         Subsequent to fiscal year end March 31, 2000, pursuant to a Stock Purchase Agreement dated May 23, 2000, Mrs. Ruth Cooper, a director and beneficial owner of 4,982,600 shares of the Registrants common stock, sold 3,982,600 shares of such common stock to SATX, Inc. ("SATX"). As of such date, SATX owns approximately 56% of the issued and outstanding common stock of the Registrant. In consideration for the sale of her 3,982,600 shares of common stock, SATX paid to Mrs. Cooper $150,000 in cash, $23,185 payable in twelve monthly installments, 400,000 shares of SATX common stock and assumed the liability for a promissory note owed to ORA Electronics, Inc. by Mrs.
Cooper in the amount of $299,347.

         Officer loans receivable of $298,097, at March 31, 2000, consisted of one note for $243,982 plus accrued interest of $54,115, bearing interest at 5.05%. Repayment liability for the promissory note, due March 31, 2001, was assumed by SATX, Inc. ("SATX") in connection with its purchase of a majority interest in the common stock of the Company. On July 10, 2000, SATX paid a total of $302,284 to the Company, which represented $243,982 principal and $58,302 accrued interest through that date, in full satisfaction of the note.

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

         Since it is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which the Company is adversely affected by Year 2000 problems. As of July 14, 2000, the Company has not experienced any significant Year 2000 issues relating to the procurement, sales or support of the Company's products. The Company believes that it may take several more months to determine the impact of the Year 2000, if any, on its customers or suppliers.

FORWARD LOOKING INFORMATION

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above. The matters discussed herein with respect to the anticipated growth of the wireless telephone industry and the development of new wireless communications technologies, the introduction of new products by the Company, the Company's ability to penetrate new distribution channels, the Company's ability to restructure its existing business, the Company's ability to replace business from lost customers, future sales levels, costs associated with a new management information system, compliance with financial covenants in loan agreements, the Company's ability to secure future financing and the potential outcome of any pending litigation involving the Company, among others, are forward looking statements. In addition, when used in this discussion, the words "anticipates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

         Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Annual Report. Statements in this Annual Report, particularly in "Item 1. Business", the Notes to Financial Statements and "Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations," describe certain factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas: the receptivity of consumers to new consumer electronics technologies, the rate and consumer acceptance of new product introductions, competition, the number and nature of customers and their product orders, timely replacement of lost customers, pricing, foreign manufacturing, sourcing and sales (including foreign government regulation, trade and importation concerns and fluctuation in exchange rates), borrowing costs, the receptivity in the market place of the Company's restructuring efforts, changes in taxes due to changes in the mix of U.S. and non U.S. revenue, pending or threatened litigation, the availability of key personnel and other risk factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting scheduled for
September 25, 2000, to be filed with the Securities and Exchange Commission within 120 days after March 31, 2000, and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

         The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting scheduled for
September 25, 2000, to be filed with the Securities and Exchange Commission within 120 days after March 31, 2000, and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting scheduled for
September 25, 2000, to be filed with the Securities and Exchange Commission within 120 days after March 31, 2000, and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting scheduled for
September 25, 2000, to be filed with the Securities and Exchange Commission within 120 days after March 31, 2000, and is incorporated herein by reference.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Report:

     (1)  Financial Statements:

          Report of Independent Auditors

          Balance Sheets at March 31, 2000 and 1999

          Statements of Operations for the Twelve-Month Periods Ended March 31, 2000, 1999 and 1998

          Statements of Stockholders' Equity for the Twelve-Month Periods Ended March 31, 2000 and 1999

          Statements of Cash Flows for the Twelve-Month Periods Ended March 31, 2000, 1999 and 1998

          Notes to Financial Statements

     (2)  Financial Statement Schedules:

          The schedules specified under Regulation S-X are either not applicable or immaterial to the Company's financial statements for each of the three years in the period ended March 31, 2000.

     (3)  Exhibits:

          The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

Exhibit
  No.                      Description
--------  ----------------------------------------------------------------------
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

-----------------------

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

(5) Incorporated by reference from the Registrant's Form 10-Q filed on February 14, 1998.

(6) Incorporated by reference from the Registrant's Form 8-K filed on March 3, 1998.

(7) Incorporated by reference from the Registrant's Form 8-K filed on April 17, 1998.

(8) Incorporated by reference from the Registrant's Form 10-K filed on June 29, 1998.

     (b)  Reports on Form 8-K:

     No reports on Form 8-K were filed by the Company during the fiscal Quarter ended March 31, 2000.

                              ORA ELECTRONICS, INC.


                          INDEX TO FINANCIAL STATEMENTS


                                                                                 Page Number
                                                                                 -----------

INDEPENDENT AUDITORS' REPORT (Richard & Hedrick)                                      26

FINANCIAL STATEMENTS:

Balance Sheets at March 31, 2000 and 1999.                                            27

Statements of Operations for the Twelve-Month periods ended March 31, 2000, 1999
and 1998.                                                                             28

Statements of Stockholders'  Equity for the Twelve-Month periods ended March 31,
2000 and 1999.                                                                        29

Statements of Cash Flows for the Twelve-Month periods ended March 31, 2000, 1999
and 1998.                                                                             30

Notes to Financial Statements.                                                   31 - 42


                                RICHARD & HEDRICK
             ACCOUNTANCY CORPORATION * CERTIFIED PUBLIC ACCOUNTANTS
                        MEMBER OF AICPA * MEMBER OF CSCPA
                    5857 UPLANDER WAY * CULVER CITY, CA 90230
                      PHONE 310-348-4188 * FAX 310-348-4189


June 23, 2000

ORA Electronics, Inc.
Chatsworth, CA 91311

     To the Shareholders and the Board of Directors of ORA Electronics, Inc.:

     We have audited the accompanying balance sheets of ORA Electronics, Inc. as of March 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORA Electronics, Inc. as of March 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with generally accepted accounting principles.

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


Richard & Hedrick
An Accountancy Corporation

                              ORA ELECTRONICS, INC.
                                  BALANCE SHEET
                             March 31, 2000 and 1999


ASSETS                                                                                  2000               1999
                                                                                 ---------------    ----------------
Current assets:
Cash and cash equivalents (Note 5)                                               $      398,493     $     1,807,940
Trade accounts receivable, less allowances for sales returns and doubtful
      accounts (Note 5)                                                                 214,939           2,206,849
Inventories (Notes 5 and 14)                                                            195,286           2,565,673
Prepaid expenses                                                                         12,552             103,114
                                                                                 ---------------    ----------------

         Total current assets                                                           821,270           6,683,576

Property and equipment, less accumulated depreciation (Note 7)                        5,814,784           6,038,045

Other assets:
Loan receivable, officer (Notes 6 and 18)                                               298,097             609,802
Deferred expenses (Note 5)                                                              286,582             295,728
                                                                                 ---------------    ----------------

         Total assets                                                            $    7,220,733     $    13,627,151
                                                                                 ===============    ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt (Note 9)                                 $       84,870     $       693,830
    Notes payable (Note 8)                                                                    -             946,775
   Trade payables                                                                     3,131,464           1,966,103
    Accrued interest (Notes 8 and 9)                                                     19,173              49,707
Other accounts payable and accrued expenses                                           2,087,658           2,132,403
                                                                                 ---------------    ----------------

         Total current liabilities                                                    5,323,165           5,788,818

Security deposit                                                                         33,580                   -
Long-term debt (Note 9)                                                               5,668,126           5,653,510
                                                                                 ---------------    ----------------

         Total liabilities                                                       $   11,024,871     $    11,442,328
                                                                                 ===============    ================

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock $.001 par value; authorized 5,000,000 shares; none issued                     -                   -
Common stock $.001 par value; authorized 30,000,000 shares; reserved for options and warrants 2,602,223 shares and 2,599,402 shares at
      March 31, 2000 and 1999; issued and outstanding 7,117,638 shares
      and 6,909,959 shares at March 31, 2000 and 1999. (Note 3)                           7,118               6,910
Paid-in capital (Note 3)                                                              6,487,950           6,125,379
Retained (deficit)                                                                  (10,299,206)         (3,947,466)
                                                                                 ---------------    ----------------

         Total stockholders' equity                                                  (3,804,138)          2,184,823

         Total liabilities and stockholders' equity                              $    7,220,733     $    13,627,151
                                                                                 ===============    ================

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                              ORA ELECTRONICS, INC.
                             STATEMENT OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                                                    2000                1999                1998
                                                               ----------------    ---------------     ---------------

Net sales (Notes 5 & 11)                                       $     3,456,167     $   13,544,551      $   15,443,432

Cost of goods sold                                                   4,498,301          8,005,084           9,152,641
                                                               ----------------    ---------------     ---------------

         Gross profit (loss)                                        (1,042,134)         5,539,467           6,290,791
                                                               ----------------    ---------------     ---------------

Operating expenses:
   Selling and shipping                                              1,267,535          2,449,563           2,434,547
   Administrative and general                                        3,593,814          4,121,929           5,742,427
                                                               ----------------    ---------------     ---------------

Total operating expenses                                             4,861,349          6,571,492           8,176,974
                                                               ----------------    ---------------     ---------------

Loss from operations                                                 5,903,483          1,032,025           1,886,183
Other (income) expenses:
   Interest expense                                                    617,537            714,619             702,128
   Interest/other income                                              (169,280)        (1,789,587)            (10,627)
                                                               ----------------    ---------------     ---------------

         Total other (income) expenses                                 448,257         (1,074,968)            691,501
                                                               ----------------    ---------------     ---------------

Income (loss) before income taxes                                   (6,351,740)            42,943          (2,577,684)

Income tax (benefit) (Note 15)                                               0                  0                   0
                                                               ----------------    ---------------     ---------------

         Net income (loss)                                     $    (6,351,740)    $       42,943      $   (2,577,684)
                                                               ================    ===============     ===============

Earnings (loss) per share:
   Basic and diluted                                           $         (0.92)    $         0.01      $        (0.39)

Number of shares used in the per share calculation:
   Basic and diluted                                                 6,936,066          6,909,292           6,627,697





SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                              ORA ELECTRONICS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999



                                     Common Stock
                            ------------------------------------------
                                                  Number               Preferred  Paid-In      Retained    Stockholders'
                            Options    Warrants   of Shares    Amount    Stock     Capital     (Deficit)      Equity
                            --------   ---------  ----------  -------  --------- ----------- ------------  -------------

Balance - March 31, 1998    170,980    2,415,888  6,908,722    $6,909     $ 0    $6,125,380  ($3,990,409)   $2,141,880

Issuance of warrants                      12,534

Issuance of common shares                             1,237         1                    (1)

Net income for the year
ended March 31, 1999                                                                              42,943        42,943
                            --------   ---------  ----------  -------  --------- ----------- ------------  -------------

Balance - March 31, 1999    170,980    2,428,422  6,909,959    $6,910     $ 0    $6,125,379  $(3,947,466)   $2,184,823

Issuance of Warrants                       2,821

Issuance of common shares                           207,679       208               362,571                    362,779

Net loss for the year
                                                                                              (6,351,740)   (6,351,740)
                            --------   ---------  ----------  -------  --------- ----------- ------------  -------------
Balance - March 31, 2000    170,980    2,431,243  7,117,638    $7,118     $ 0    $6,487,950  $(10,299,206) $(3,804,138)
                            ========   =========  ==========  =======  ========= =========== ============  =============




SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                              ORA ELECTRONICS, INC.
                             STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                                                          2000             1999              1998
                                                                     --------------    -------------    --------------
Cash flows from operating activities:
    Net income (loss)                                                $  (6,351,740)    $     42,943      $ (2,577,684)
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
         Depreciation and amortization                                     219,939          253,422           266,588
         Provision for losses and returns on accounts                     (303,376)        (333,101)          305,371
         receivable
         Changes in assets and liabilities:
             Accounts receivable                                         2,295,286        1,229,988         1,081,854
             Inventories                                                 2,370,387        2,061,578           821,777
             Federal tax refund                                                  -                -           219,927
             Prepaid expenses                                               90,562          (28,839)           (8,383)
             Accounts payable, accrued interest and other
                accrued expenses                                         1,090,082       (1,089,137)       (1,046,527)
                                                                     --------------    -------------    --------------
                         Net cash provided by (used in) operating
                    activities                                            (588,860)       2,136,854          (937,077)
                                                                     --------------    -------------    --------------
          Cash flows from investing activities:
    Capital expenditures                                                    12,468          (50,826)         (182,001)
    Loan receivable, officer                                               311,705          (29,969)          (28,497)
    Proceeds from issuance of stock                                        362,779                1           318,890
                                                                     --------------    -------------    --------------

             Net cash provided by (used in) investing activities           686,952          (80,794)          108,392

Cash flows from financing activities:
    Borrowing (repayment) of notes payable                                (946,775)        (409,072)           98,650
    Repayment of trust deed payable                                        (76,920)         (69,716)          (69,715)
    Issuance (repayment) of long-term debt                                (483,844)        (177,026)          885,797
                                                                     --------------    -------------    --------------

             Net cash provided by (used in) financing activities        (1,507,539)        (655,814)          914,732
                                                                     --------------    -------------    --------------

Net increase (decrease) in cash and cash equivalents                    (1,409,447)       1,400,246            86,047
Cash and cash equivalents at beginning of year                           1,807,940          407,694           321,647
                                                                     --------------    -------------    --------------

Cash and cash equivalents at end of year                             $     398,493    $   1,807,940     $     407,694
                                                                     ==============   =============     ==============


Supplemental disclosure of cash flow information:
    Interest paid                                                    $     518,052    $     622,758     $     617,307
                                                                     ==============   =============     ==============
    Income taxes paid                                                $           -    $           -     $           -
                                                                     ==============   =============     ==============




SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                              ORA ELECTRONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BUSINESS:

         ORA Electronics, Inc. (the "Company") is a developer and supplier of interface, connectivity solutions and peripheral accessories for wireless communication devices. The Company's products supplement the effectiveness of cellular telephones, personal communications systems ("PCS"), pagers, computing devices and Intelligent transportation Systems industry. The Company currently carries over 500 products which are sold to over 400 customers in the United States, and throughout North, Central and South America. Among the Company's customers are major retailers such as OfficeMax and Cablevision Electronics, service providers and wireless carriers, original equipment manufacturers ("OEMs"), auto manufacturers, regional distributors and dealers.

NOTE 2 - FINANCIAL RESULTS AND LIQUIDITY

         The Company has incurred operating losses of $5,903,483, $1,032,025 and $1,886,183 in the fiscal years ended March 31, 2000, 1999 and 1998, respectively. For several years the company's major competitors, many with greater resources, have aggressively lowered their selling prices in an attempt to increase market share. Although the company has benefited from its own internal cost reduction programs, the effects of lower pricing by major competitors has more than offset the company's cost reductions.

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

         The company's independent public accountants have included a "going concern" emphasis paragraph in their audit reports accompanying the March 31, 2000 and March 31, 1999 financial statements. The paragraph states that the company's recurring losses and its inability to secure working capital financing raise substantial doubt about the company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty.

         Existing cash flow is not expected to be sufficient to cover liquidity requirements after July 31, 2000, and the company is currently facing the prospect of not having adequate funds to operate its business (See Note 8 to the financial statements for details of the Company's efforts to obtain a replacement working capital line of credit). There can be no assurance that an

                              ORA ELECTRONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


affordable working capital credit facility can be arranged or that any long-term restructuring alternative can be successfully initiated or implemented by July 31, 2000, in which case the company may be compelled to pursue a bankruptcy filing in the absence of a proposed or pre-approved financial restructuring.

         Subsequent to fiscal year end March 31, 2000, pursuant to a Stock Purchase Agreement dated May 23, 2000, Mrs. Ruth Cooper, a director and beneficial owner of 4,982,600 shares of the Registrants common stock, sold 3,982,000 shares of such common stock to SATX, Inc. ("SATX"). As of such date, SATX owns approximately 56% of the issued and outstanding common stock of the Registrant. See Note 18 to the Financial Statements for further details.

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

         The options and warrants are exercisable as follows:

    Options         Warrants*                    Price             Expires
 -----------      ------------------------     ----------      -----------------

    14,772          Class A       480,819      $      5.00     December 31, 2000
    20,208          Class B       646,859      $     10.00     June 30, 2001
    17,478          Class C       565,772      $     15.00     June 30, 2001
    23,022          Class D       733,897      $     20.00     December 20, 2001
 -----------                    ----------
    75,480                      2,427,347
 ===========                    ==========

* Actual warrant numbersare subject to the round-up provisions under the terms of the merger

                              ORA ELECTRONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents

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

         The reserve is adjusted periodically to reflect the Company's actual return experience. The Company provides allowances for doubtful accounts

                              ORA ELECTRONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


receivable  when it determines that such amounts are  uncollectible.  Actual bad
debt  and  sales  return   experience   has  been  in  line  with   management's
expectations. The allowances are as follows at March 31,

                                                2000               1999
                                          ---------------    ----------------

 Trade accounts receivable                $      608,835     $     2,904,347
 Less allowance for doubtful accounts            318,896           (200,000)
 Less allowance for sales returns                 75,000           (497,498)
                                          ---------------    ----------------
     Trade accounts receivable, net       $      214,939     $     2,206,849
                                          ===============    ================

Inventories

         Inventories are stated at the lower of cost (determined on a weighted average cost basis) or market. Market value is based upon net realizable value. Appropriate consideration is given to deterioration, obsolescence, and other factors in evaluating net realizable value.

Goodwill

         Goodwill consists of the excess of consideration paid over the fair value of net assets acquired and is amortized on a straight-line basis against income over 40 years. Goodwill of $299,188 at March 31, 2000 and 1999 is included in deferred expenses net of accumulated amortization of $44,269 and $36,790 respectively.

Revenues

         Revenues are recognized upon shipment of product to customers.

Research and Development Expenses

         Research and development expenditures are expensed as incurred and are included in general and administrative expenses.

         The total research and development costs for new products for the years ended March 31, 2000, 1999 and 1998 were approximately $615,000, $625,000 and $440,000 respectively, including $53,000, $57,000 and $36,000 of purchased materials that do not have alternative future uses.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                              ORA ELECTRONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Concentration of Cash Balances

         The Company maintains cash balances with two banks. The amount on deposit in one financial institution exceeds the $100,000 federally insured limit by $59,280 at March 31, 2000.

Advertising

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

NOTE 6 - OFFICER LOANS RECEIVABLE:

         Officer loans receivable of $298,097, at March 31, 2000, consists of one note for $243,982 plus accrued interest of $54,115, bearing interest at 5.05%. Principal and interest are due March 31, 2001. See Note 18 to the Financial Statements regarding the repayment of this note subsequent to March 31, 2000.

                              ORA ELECTRONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

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



                                     Useful Life
Assets                                 In Years      March 31, 2000      March 31, 1999
                                   -------------    ----------------    ----------------

Land                                               $       2,900,000    $      2,900,000
Building and improvements            31.5 - 39             4,269,917           4,245,548
Machinery and equipment                 5 - 7                585,061             687,386
Computer equipment                      5                    491,824             491,824
Furniture and fixtures                  5 - 7                412,482             438,152
                                                    -----------------   -----------------
                                                           8,659,284           8,762,910
Less: accumulated depreciation                             2,844,500           2,724,865
                                                    -----------------   -----------------
Net property and equipment                          $      5,814,784    $      6,038,045
                                                    =================   =================



NOTE 8 - NOTES PAYABLE:

         On April 7, 1997, the Company secured a $5,000,000 line of credit from FINOVA Capital Corporation ("FINOVA"). The line of credit facility with FINOVA was secured by all inventory, equipment, accounts receivable and intellectual property. The initial term of the line of credit was for two years with provisions for automatic renewals thereafter in one year increments. Borrowings incurred interest at 1% above the reference rate of Citibank, N.A. and there was an unused line fee of 0.5%. The Company's funds were swept daily and capital was made available based on 70% of eligible accounts receivable and 35% of eligible inventory. In January, 1999, the Company was notified by FINOVA that its revolving line of credit would not be extended after its scheduled expiration date of April 4, 1999. On May 12, 1999, the entire balance owing at that date was paid and the relationship with FINOVA was terminated.

         On July 27, 1999, the Company secured a $1,200,000 revolving credit facility to be used for general working capital purposes. The credit agreement allowed the Company to borrow funds at Citibank N.A.'s reference rate plus 2.5%, based on an 80% advance rate on eligible trade accounts receivable. There was a monthly collateral monitoring fee of .25% based on the average trade accounts receivable during the month. On May 15, 1999, Celtic Capital withdrew the credit facility, citing the significant deterioration in the Company's business. No borrowings were made from the credit facility. The Company is attempting to find a replacement credit facility, but no assurances can be given that the Company will be able to do so.

                              ORA ELECTRONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 9 - LONG-TERM DEBT:

                                                                                     March 31,              March 31,
                                                                                       2000                  1999
                                                                                 -----------------      ----------------
Long-term debt consists of the following:
Trust deed payable, secured by  certain real estate, payable in monthly installments of $43,418 including interest at 9.875% per annum, due
February 2019, callable with six months notice.                                  $      4,454,880       $     4,531,800

Note payable with interest payable at a rate of 8% per annum, principal
and interest due December 31, 2001.                                                     1,298,116             1,198,630

Note payable to Telular Corporation, non-interest bearing, payable in monthly installments of $25,000 with additional payments of $225,000 on March
1, 1999 and February 1, 2000, due February 1, 2000.                                             0               650,000
Less unamortized discount, 10% per annum                                                        0               (33,090)
                                                                                 -----------------      ----------------

Total Debt                                                                              5,752,996             6,347,340

Less:  current maturities                                                                  84,870               693,830
                                                                                 -----------------      ----------------
      Total Long-Term Debt                                                       $      5,668,126       $     5,653,510
                                                                                 =================      ================


Maturities of long-term debt for the years subsequent to March 31, 2000 are as follows:

            2000                           $       84,870
            2001                                1,391,775
            2002                                  103,318
            2003                                  113,995
            2004                                  125,775
        Thereafter                              3,933,263
                                           ---------------
                                           $    5,752,996
                                           ===============

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

                              ORA ELECTRONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


qualified within the terms of the applicable provisions of ERISA.

NOTE 11 - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

         At March 31, 2000 approximately 53.6% of the trade accounts receivable were represented by one customer and at March 31, 1999, approximately 67.6% of the trade accounts receivable were represented by two customers. For the fiscal year ended March 31, 2000, one customer accounted for approximately 14.5% of the Company's net sales and for the fiscal year ended March 31, 1999, two customers accounted for approximately 52.3% of the Company's net sales.

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

Legal Proceedings

         On March 2, 1998, the Company reached settlement in a patent infringement case with Telular Corporation. Pursuant to a Settlement Agreement and Mutual General Release dated March 2, 1998, the Company agreed to pay Telular Corporation $500,000 in cash, a $1,000,000 promissory note payable February 1, 2000 and 300,000 shares of the Company's common stock. Telular had the right to receive additional shares of common stock on February 1, 2000, if necessary, to ensure that the total shares of such common stock received by Telular Corporation had a market value of $1,500,000 as of such date.

         The Company made the final cash payment to Telular in full satisfaction of the $1,000,000 promissory note on February 18, 2000. With respect to Telular's right to receive additional shares of ORA's common stock, the Company and Telular reached agreement on February 18, 2000 to extend the implementation of that provision until February 1, 2002.

         The Company is involved in other legal proceedings, many of which arise in the ordinary course of its business. While any litigation contains as element of uncertainty, management believes that the outcome of such proceedings will not have a material adverse effect on the Company's results of operations.

                              ORA ELECTRONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 13 -  STOCK PLANS:

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

         The following table summarizes stock option activity:

Option Shares                                          2000          1999
                                                   ------------  -----------
Outstanding at beginning of fiscal year                 95,500       95,500
Granted                                                      0            0
Exercised                                                    0            0
Forfeitures                                             16,500            0
                                                   ------------  -----------
Outstanding March 31 ($5.00 per share)                  79,000       95,500
                                                   ============  ===========
Exercisable March 31                                    64,000       47,750
                                                   ============  ===========

         The shareholders also approved a Non-Employee Directors Stock Option Plan. Under the plan, a maximum of 100,000 shares may be granted to non-employee directors at not less than 100% of the fair market value at the date of grant. Shares may be exercised in two equal installments commencing on the first anniversary of the date of the grant.

NOTE 14 - LOWER OF COST OR MARKET ADJUSTMENT:

         Adjustments of $2,300,000, $579,000 and $978,256 were made in the fiscal years ended March 31, 2000, 1999 and 1998, respectively, to reflect inventory at the lower of cost or market, as determined by management's estimates of value below the Company's cost.

                              ORA ELECTRONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 15 - INCOME TAXES:

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards. Significant components and the approximate tax effect of the Company's deferred tax assets as of March 31, 2000 and 1999 are as follows:

                                             2000                1999
                                        --------------    ------------------
Net operating loss carryforwards           $4,069,605            $1,121,543
Less valuation allowance                   (4,069,605)           (1,121,543)
                                        --------------    ------------------
Net deferred tax asset                              -                     -
                                        ==============    ==================

         The company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes". The company periodically reviews the adequacy of the valuation allowance to estimate whether or not these tax benefits will be realized in future periods. Management believes that sufficient uncertainty exists regarding the realizability of the net operating losses, and accordingly, a valuation allowance has been recorded at March 31, 2000 and 1999.

         No income taxes were paid for the years ended March 31, 2000 and 1999.

NOTE 16 - OTHER INCOME:

         In April, 1998, pursuant to the terms of a Second Deed of Amendment, the company granted ORA Electronics (UK) Limited ("ORA UK") an exclusive royalty-free right to use certain of the Company's trademarks, including, without limitation, the "ORA" name, in perpetuity worldwide except for North, Central, and South America. The total consideration paid by ORA UK to the company for such perpetual right was 1,000,000 GBP, or approximately $1,659,000, which is included in Other Income in the fiscal year ended March 31, 1999. Gershon N. Cooper, formerly the President and Chief Executive Officer of the Company, was a former member of the Board of Directors of ORA UK.

NOTE 17 - YEAR 2000 ISSUE:

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

                              ORA ELECTRONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

         Since it is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which the Company is adversely affected by Year 2000 problems. As of July 14, 2000, the Company has not experienced any significant Year 2000 issues relating to the procurement, sales or support of the Company's products. The Company believes that it may take several more months to determine the impact of the Year 2000, if any, on its customers or suppliers.

                              ORA ELECTRONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 18 - SUBSEQUENT EVENTS:

CHANGE IN CONTROL OF REGISTRANT

         Subsequent to fiscal year end March 31, 2000, pursuant to a Stock Purchase Agreement dated May 23, 2000, Mrs. Ruth Cooper, a director and beneficial owner of 4,982,600 shares of the Registrants common stock, sold 3,982,000 shares of such common stock to SATX, Inc. ("SATX"). As of such date, SATX owns approximately 56% of the issued and outstanding common stock of the Registrant. In consideration for the sale of her 3,982,600 shares of common stock, SATX paid to Mrs. Cooper $150,000 in cash, $23,185 payable in twelve monthly installments, 400,000 shares of SATX common stock and assumed the liability for a promissory note owed to ORA Electronics, Inc. by Mrs.
Cooper in the amount of $299,347.

         SATX, a publicly held company engaged in telecommunications technology, develops and markets prepaid cellular handsets and global tracking devices in addition to investing in relevant technology companies. SATX common stock trades on the OTC Electronic Bulletin Board under the symbol "SATX".

         In connection with the transaction, Mrs. Ruth Cooper resigned as a director and three members of the Board of Directors of SATX were appointed to the Registrants Board of Directors.

REPAYMENT OF OFFICER LOAN

         Officer loans receivable of $298,097, at March 31, 2000, consisted of one note for $243,982 plus accrued interest of $54,115, bearing interest at 5.05%. Repayment liability for the promissory note, due March 31, 2001, was assumed by SATX, Inc. ("SATX") in connection with its purchase of a majority interest in the common stock of the Company. On July 10, 2000, SATX paid a total of $302,284 to the Company, which represented $243,982 principal and $58,302 accrued interest through that date, in full satisfaction of the note.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th of July, 2000.


                                                      ORA ELECTRONICS, INC.

                                                By: /s/ MERRITT W. JESSON
                                                        ----------------------
                                                        Merritt W. Jesson
                                                        President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of July, 2000.



           Signature                                                Title


By:  /s/ MERRITT W. JESSON            Chairman of the Board, Chief Executive Officer and President (Principal
         -------------------------    Executive Officer)
         Merritt W. Jesson

By:  /s/ JOHN M. BURRIS               Vice President, Chief Financial Officer and Director (Principal Financial
         -------------------------   and Accounting Officer)
         John M. Burris

By:  /s/ MATTHEW F. JODZIEWICZ        Vice President of Technology and Legal Affairs, Secretary and Director
         -------------------------
         Matthew F. Jodziewicz

By:  /s/ ROBERT W. ELLIS              Director
         -------------------------
         Robert W. Ellis

By:  /s/ KHOREN SHAGINIAN             Director
         -------------------------
         Khoren Shaginian


                                  EXHIBIT INDEX


Exhibit No.                                       Description

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

23.1     Independent Auditors' Consent of Richard & Hedrick

27       Financial Data Schedule

99.1 Letter Agreement dated December 19, 1996 between the Company and DLS Financial Services, Inc. (3)

99.2 Registration Rights Agreement, dated as of December 20, 1996, between the Company and The Cooper Family Living Trust. (3)

 99.3 Settlement Agreement and Mutual General Release dated March 2, 1998, between the Registrant and Telular Corporation. (6)

--------------------

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

(8) Incorporated by reference from the Registrant's Form 10-K filed on June 29, 1998