Form 10-Q
period 2000-06-30
ORA ELECTRONICS INC
filed 2000-08-15
CIK 1029182

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 25049



                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to ___________

                         Commission File Number 0-21903

                              ORA ELECTRONICS, INC.
             -------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                            95-4607830
---------------------------------  -------------------------------------
(State or Other Jurisdiction of    (IRS Employer Identification Number)
Incorporation or Organization)

          9410 Owensmouth Avenue                     91311
     -----------------------------------------    ----------
     (Address of Principal Executive Offices)     (Zip Code)

                                 (818) 772-2700
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

            Yes       No             Not Applicable  X

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                             Outstanding at August 11, 2000
------------------------------              ------------------------------
Common Stock, $.001 par value                      7,517,638 shares

                            Exhibit Index on Page 20

                              ORA ELECTRONICS, INC.
                                    Form 10-Q
                                  June 30, 2000

                                TABLE OF CONTENTS

Part I -Financial Information............................................................1
      Item 1.  Financial Statements......................................................1
            Balance Sheets...............................................................1
            Statements of Operations and Retained Deficit For the
            Three Month Period Ended June 30, 2000 and 1999..............................3
            Statements of Cash Flows For the Three-Month Periods
            Ended June 30,2000 and 1999..................................................4
            Notes to Financial Statements................................................5
      Item 2.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations..............................................................8
Part II -Other Information..............................................................13
      Item 1.  Legal Proceedings........................................................13
      Item 6.  Exhibits and Reports on Form 8-K.........................................13
Signatures..............................................................................15
Exhibit Index...........................................................................16




                         Part I - FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

                           ORA ELECTRONICS, INC.
                              Balance Sheets

                                                  June 30,        March 31,
                                                    2000            2000
                                                 (Unaudited)      (Audited)
                                                 -----------      ---------

                                  ASSETS

Current assets:
   Cash and cash equivalents (Note 2)           $    238,427    $    398,493
   Trade accounts receivable, less allowances
     for sales returns and doubtful accounts of
     $400,182 ($393,896 at March 31, 2000)            38,120         214,939
   Inventories                                       207,903         195,286
   Prepaid expenses                                    9,440          12,552
                                                ------------    ------------
   Total current assets                              493,890         821,270

Property and equipment, net                        5,764,951       5,814,784

Other assets:
   Loan receivable, officer                          301,668         298,097
   Deferred expenses                                 284,297         286,582
                                                ------------    ------------
Total assets                                    $  6,844,806    $  7,220,733
                                                ============    ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Current maturities of long-term debt         $     86,982    $     84,870
   Trade payables                                  3,313,737       3,131,464
   Accrued interest                                   19,173          19,173
   Other accounts payable and
     accrued expenses                              2,079,963       2,087,658
                                                ------------    ------------
       Total current liabilities                   5,499,855       5,323,165

Security deposit                                      33,580          33,580
Long-term debt                                     5,671,707       5,668,126
                                                ------------    ------------
       Total liabilities                          11,205,142      11,024,871
                                                ------------    ------------

Contingencies (Note 4)


Stockholders' deficiency:

Preferred stock, $.001 par value,
  authorized 5,000,000 shares,
  none issued                                              -               -

Common stock, par value $.001 per
  share,  authorized  30,000,000 shares,
  issued  and outstanding 7,517,638 shares
  at June 30, 2000 and 7,117,638 shares at
  March 31, 2000                                       7,518           7,118

Additional paid in capital                         6,647,550       6,487,950
Retained deficit                                 (11,015,404)    (10,299,206)
                                                ------------    ------------
Total stockholders' deficiency                    (4,360,336)     (3,804,138)
                                                ------------    ------------
Total liabilities and stockholders'
  deficiency                                    $  6,844,806    $  7,220,733
                                                ============    ============


See accompanying notes to financial statements.

                              ORA ELECTRONICS, INC.
                  Statements of Operations and Retained Deficit
             For the Three Month Period Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                 Three Months
                                                    Ended
                                                   June 30,
                                           2000                  1999
                                       -------------          ------------
Net sales                             $     251,902           $   977,148
Costs of goods sold                         113,736               686,231
                                       -------------          ------------
   Gross profit                             138,166               290,917
                                       -------------          ------------
Operating expenses:
 Selling and shipping                       168,359               366,052
 Administrative and general                 605,955               969,614
                                       -------------          ------------
Total operating expenses                    774,314             1,335,666
                                       -------------          ------------
Operating loss                             (636,148)           (1,044,749)
Interest expense                           (141,948)             (149,239)
Other income and expense                     61,898                34,445
                                       -------------          ------------
Loss before income taxes                   (716,198)           (1,159,543)
Provision for income taxes                        -                     -
                                       -------------          ------------
Net loss                               $   (716,198)          $(1,159,543)

Retained deficit, beginning
  of period                             (10,299,206)           (3,947,466)
                                       -------------          ------------
Retained deficit, end
  of period                            $(11,015,404)          $(5,107,009)
                                       =============          ============

Per common share information:
  Net loss                             $   (716,198)          $(1,159,543)
                                       =============          ============
Loss per share:
  Basic and diluted                    $      (0.10)          $     (0.17)
                                       =============          ============
Weighted average shares outstanding
 used in the per share calculation:
   Basic and diluted                      7,317,638             6,910,011
                                       =============          ============


See accompanying notes to financial statements.

                              ORA ELECTRONICS, INC.
                            Statements of Cash Flows
            For the Three Month Periods Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                           Three Months
                                                          Ended June 30,
                                                      2000             1999
                                                 ------------      ------------
Cash flows from operating activities
   Net loss                                      $  (716,198)      $(1,159,543)
Adjustments to reconcile net loss to net
 cash provided (used in) by operating
 activities:
   Depreciation and amortization                      52,119            60,924
   Provision for losses and sales returns              6,286          (125,868)
Issuance of Common Stock for compensation            160,000                 -
Changes in assets and liabilities:
     Trade accounts receivable                       176,381         1,607,939
     Inventories                                     (12,617)          (39,197)
     Prepaid expenses                                  3,112            40,393
     Trade payables                                  182,273           363,696
     Accrued interest                                      -            (8,295)
     Other accounts payable and
       accrued expenses                               (7,695)         (122,423)
                                                 ------------      ------------
Net cash provided by (used in) operating
  activities                                        (156,339)          617,626
                                                 ------------      ------------
Cash flows from investing activities:
   Capital expenditures                               (5,850)          (19,500)
   Loan receivable, officer                           (3,571)           (7,731)
                                                 ------------      ------------
Net cash provided by (used in) investing
  activities                                          (9,421)          (27,231)
                                                 ------------      ------------
Cash flows from financing activities:
   Repayment of line of credit                             -          (946,775)
   Net borrowings (repayments) of long-term debt       5,694           (82,299)
                                                 ------------      ------------
Net cash provided by (used in) financing
  activities                                           5,694        (1,029,074)
                                                 ------------      ------------
Net (decrease) in cash and cash
 equivalents                                        (160,066)         (438,679)
Cash and cash equivalents, beginning of period       398,493         1,807,940
                                                 ------------      ------------
Cash and cash equivalents, end of period         $   238,427       $ 1,369,261
                                                 ============      ===========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest                                    $   115,813       $   125,106
                                                 ===========       ===========
     Income taxes                                $         -          $      -
                                                 ===========       ===========


See accompanying notes to financial statements.

                              ORA ELECTRONICS, INC.
                          Notes to Financial Statements
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS:
---------------------------------

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

NOTE 2 - FINANCIAL RESULTS AND LIQUIDITY:
-----------------------------------------

The Company has incurred operating losses of $5,903,483, $1,032,025 and $1,886,183 in the fiscal years ended March 31, 2000, 1999 and 1998, and is reporting an operating loss for the three months ended June 30, 2000 of $636,148. For several years the Company's major competitors, many with greater resources, have aggressively lowered their selling prices in an attempt to increase market share. Although the company has benefited from its own internal cost reduction programs, the effects of lower pricing by major competitors has more than offset the Company's cost reductions.

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

The Company's independent public accountants have included a "going concern" emphasis paragraph in their audit reports accompanying the March 31, 2000 and the March 31, 1999 financial statements. The paragraph states that the Company's recurring losses and its inability to secure working capital financing raise substantial doubt about the Company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty. The financial statements at, and for the three-month period ended June 30, 2000, similarly do not include adjustments that might result from the outcome of this uncertainty.

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

The Company believes that available cash, cash flow from operations and any borrowings that might be made available through a yet to be obtained replacement credit facility, may not be sufficient to cover liquidity requirements after August 31, 2000, and the Company is currently facing the prospect of not having adequate funds to operate its business. There can be no assurance that any long-term restructuring alternative can be successfully initiated or implemented by August 31, 2000, in which case the Company may be compelled to pursue a bankruptcy filing in the absence of a proposed or pre-approved financial restructuring.

Management believes that, despite the financial hurdles and funding uncertainties going forward, it has under development a business plan that, if successfully funded and executed as part of a financial restructuring, can significantly improve operating results. The support of the Company's vendors, customers, potential lenders, majority and other stockholders (See Note 6 for details of the change in majority control of the Company, effective May 23,
2000) and employees will continue to be key to the Company's future success.

NOTE 3 - BASIS OF INTERIM PRESENTATION:
-----------------------------------------

Interim financial statements and information are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of the interim results have been made. All such adjustments were of a normal recurring nature, but do not include any adjustments that might be necessary if the Company is not able to continue as a going concern. The results for the three months ended June 30, 2000 are not necessarily an indication of results to be expected for the entire fiscal year. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. All information reported in this Form 10-Q should be read in conjunction with the Company's annual financial statements and notes thereto for the fiscal year ended March 31, 2000 included in the Company's Annual Report dated July 14, 2000 on Form 10-K filed with the Securities and Exchange Commission.

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

For comparative purposes, certain amounts in the financial statements from the prior year quarter ended June 30, 1999 have been reclassified.

NOTE 4 - CONTINGENCIES:
-----------------------

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

NOTE 5 - YEAR 2000 ISSUE:
---------------------------

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

Since it is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which the Company is adversely affected by Year 2000 problems. As of August 14, 2000, the Company has not experienced any significant Year 2000 issues relating to the procurement, sales or support of the Company's products. The Company believes that it may take several more months to determine the impact of the Year 2000, if any, on its customers or suppliers.

NOTE 6 - CHANGE IN MAJORITY CONTROL OF COMPANY:
-----------------------------------------------

Pursuant to a Stock Purchase Agreement dated May 23, 2000, Mrs. Ruth Cooper, a director and beneficial owner of 4,982,600 shares of the Company's common stock, sold 3,982,600 shares of such common stock to SATX, Inc. ("SATX"). As of such date, SATX owned approximately 56% of the issued and outstanding common stock of the Company. In consideration for the sale of her 3,982,600 shares of common stock, SATX paid to Mrs. Cooper $150,000 in cash, $23,185 payable in twelve monthly installments, 400,000 shares of SATX common stock and assumed the liability for a promissory note owed to ORA Electronics, Inc. by Mrs. Cooper in the amount of $299,347.

SATX, a publicly held company engaged in telecommunications technology, develops and markets prepaid cellular handsets and global tracking devices in addition to investing in relevant technology companies. SATX common stock trades on the OTC Electronic Bulletin Board under the symbol "SATX".

In connection with the transaction, Mrs. Ruth Cooper resigned as a director and three members of the Board of Directors of SATX were appointed to the Company's Board of Directors.

NOTE 7 - REPAYMENT OF OFFICER LOAN:
-----------------------------------

Officer loans receivable of $301,668, at June 30, 2000, consisted of one note for $243,982 plus accrued interest of $57,686, bearing interest at 5.05%. Repayment liability for the promissory note, due March 31, 2001, was assumed by SATX, Inc. ("SATX") in connection with its purchase of a majority interest in the common stock of the Company. On July 10, 2000, SATX paid a total of $302,284 to the Company, which represented $243,982 principal and $58,302 accrued interest through that date, in full satisfaction of the note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto.

The following table sets forth operating results (as a percentage of net sales) for the periods indicated.

                                                 Three months ended June 30,
                                                      2000         1999
                                                  -----------    --------
Net sales                                            100.0%       100.0%
Cost of sales                                         45.2%        70.2%
Gross profit                                          54.8%        29.8%
Selling and shipping expenses                         66.8%        37.5%
Administrative and general expenses                  240.6%        99.2%
Loss from operations                                 252.5%       106.9%
Interest expense                                      56.4%        15.3%
Other (income) and expenses                          (24.6)%       (3.5)%
Net loss before income taxes                         284.3%       118.7%


RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Net Sales. Net sales for the first fiscal quarter ended June 30, 2000 were $251,902 compared to $977,148 in the same quarter of 1999, a decrease of 74.2%. The decrease represents a continuation of a trend of the Company's inability to retain its customer base largely due to severe cash flow constraints, as more fully described in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations below. The Company is actively exploring ways to raise the required capital to enable it to replace this reduction in net sales, including exploring alternative channels of distribution, however, no assurance can be given that the Company will be able to do so.

Gross Profit. Gross profit for the first quarter ended June 30, 2000 was $138,166 compared to gross profit of $290,917 in the same quarter of 1999. Gross profit as a percentage of net sales was 54.8% for the first quarter ended June 30, 2000 compared to gross profit as a percentage of net sales of 29.8% for the quarter ended June 30, 1999. The gross profit decrease in the quarter ended June 30, 2000 is primarily attributed to the decline in net sales described above, partially offset by an increase in gross profit as a percentage of net sales. The gross profit as a percentage of net sales for the quarter ended June 30, 1999 was significantly impacted by higher than usual product returns and program credits issued in connection with the termination of the Company's business relationship with Circuit City on or about April 1, 1999. Circuit City had previously been the Company's largest customer.

Selling and Shipping Expense. Selling and shipping expense decreased by $197,693, or 54.0%, to $168,359 for the first quarter of fiscal 2001 compared with $366,052 in the same period of the prior year. The decrease in selling and shipping expense is primarily attributable to lower costs of shipping, warehousing, personnel, freight and sales commissions associated with the decreased sales volume described above.

Administrative and General Expense. Administrative and general expense decreased by $363,659, or 37.5%, to $605,955 for the first quarter of fiscal 2001 compared with $969,614 in the same period of the prior year. Approximately $523,700 of the decrease is primarily attributable to a reduction in personnel and salaries of existing personnel during the current quarter as part of the Company's efforts to reduce expenses, partially offset by the issuance of 400,000 shares of the Company's common stock to two of its Officers and Directors, Messrs. John
M. Burris and Matthew F. Jodziewicz, in connection with their employment agreements with the Company dated May 23, 2000.

Interest Expense. Interest expense for the first quarter of fiscal 2001 was $141,948 compared with $149,239 in the same period of the prior year. The decrease of $7,291, or 4.9% is primarily attributable to a reduction in the interest portion of the Company's mortgage payments to AAL, as the loan ages.

Other Income and Expense. Other income increased by $27,453, or 79.7%, to $61,898 for the first quarter of fiscal 2001 compared with $34,445 in the same period of the prior year. The increase is primarily a result of rental income being received for the full quarter in the current year, compared with only a partial quarter in the same period of the prior year.

Income Taxes. The Company has made no provision for income taxes as it has a history of net losses, which has resulted in tax loss carry-forwards. At June 30, 2000, the Company had available federal net operating loss carry-forwards of approximately $9,720,000, which expire in 2012 through 2014, and state net operating loss carry-forwards of approximately $3,305,000, which expire in 2002 through 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are to fund working capital needs, primarily accounts receivable and inventories. Historically, the Company has satisfied these working capital requirements principally through cash flow from operations and bank borrowings.

At June 30, 2000, the Company had $238,427 in cash and cash equivalents with a working capital deficit of $5,005,965, contrasted to $398,493 in cash and cash equivalents with a working capital deficit of $4,501,895 at March 31, 2000. Net cash used in operating activities was $316,339 for the three months ended June 30, 2000, compared with net cash provided by operating activities of $617,626 for the first fiscal quarter ended June 30, 1999. Working capital may vary from time to time as a result of seasonality, new product introductions, capital expenditures, and changes in inventory and trade accounts receivable levels.

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

The Company has incurred operating losses of $5,903,483, $1,032,025 and $1,886,183 in the fiscal years ended March 31, 2000, 1999 and 1998, and is reporting an operating loss for the three months ended June 30, 2000 of $636,148. For several years the Company's major competitors, many with greater resources, have aggressively lowered their selling prices in an attempt to increase market share. Although the company has benefited from its own internal cost reduction programs, the effects of lower pricing by major competitors has more than offset the Company's cost reductions.

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

The Company's independent public accountants have included a "going concern" emphasis paragraph in their audit reports accompanying the March 31, 2000 and March 31, 1999 financial statements. The paragraph states that the Company's recurring losses and its inability to secure working capital financing raise substantial doubt about the Company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty. The financial statements at, and for the three-month period ended June 30, 2000, similarly do not include adjustments that might result from the outcome of this uncertainty.

The Company believes that available cash, cash flow from operations and any borrowings that might be made available through a yet to be obtained replacement credit facility, may not to be sufficient to cover liquidity requirements after August 31, 2000, and the Company is currently facing the prospect of not having adequate funds to operate its business. There can be no assurance that any long-term restructuring alternative can be successfully initiated or implemented by August 31, 2000, in which case the Company may be compelled to pursue a bankruptcy filing in the absence of a proposed or pre-approved financial restructuring.

On December 23, 1996, the Company obtained a $1,000,000 loan from an unrelated third party which was used to pay the initial required $1,000,000 reduction on its then existing credit facility. Such $1,000,000 loan bears interest at 8% per annum and all principal and interest is due and payable upon maturity on December 31, 2001. At June 30, 2000, the balance of principal and accrued interest was $1,324,251.

The loan from the Aid Association for Lutherans ("AAL") obtained by the Company to purchase its headquarters and distribution facility in Chatsworth, California is, by its terms, callable by AAL upon six months notice. As of June 30, 2000, the outstanding principal balance of such loan was $4,434,439. Such loan bears interest at 9.875% per year, is payable in monthly installments of $43,418, representing both principal and interest, matures in February 2019 and is secured by the real property on which the facility is located.

Net cash provided by financing activities of $5,694 for the three months ended June 30, 2000, is primarily attributed to accrued interest on the note to General Funding Corporation of approximately $26,135, offset by repayments of approximately $20,441 on the mortgage debt to AAL.

Pursuant to a Stock Purchase Agreement dated May 23, 2000, Mrs. Ruth Cooper, a director and beneficial owner of 4,982,600 shares of the Company's common stock, sold 3,982,600 shares of such common stock to SATX, Inc. ("SATX"). As of such date, SATX owned approximately 56% of the issued and outstanding common stock of the Company. In consideration for the sale of her 3,982,600 shares of common stock, SATX paid to Mrs. Cooper $150,000 in cash, $23,185 payable in twelve monthly installments, 400,000 shares of SATX common stock and assumed the liability for a promissory note owed to ORA Electronics, Inc. by Mrs. Cooper in the amount of $299,347.

Officer loans receivable of $301,668, at June 30, 2000, consisted of one note for $243,982 plus accrued interest of $57,686, bearing interest at 5.05%. Repayment liability for the promissory note, due March 31, 2001, was assumed by SATX, Inc. ("SATX") in connection with its purchase of a majority interest in the common stock of the Company. On July 10, 2000, SATX paid a total of $302,284 to the Company, which represented $243,982 principal and $58,302 accrued interest through that date, in full satisfaction of the note.

Management believes that, despite the financial hurdles and funding uncertainties going forward, it has under development a business plan that, if successfully funded and executed as part of a financial restructuring, can significantly improve operating results. The support of the Company's vendors, customers, potential lenders, majority and other stockholders and employees will continue to be key to the Company's future success.

YEAR 2000 ISSUE

Many computer systems and other equipment with embedded chips or processors in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the Year 2000 as "00" and may assume that the year is 1900 rather than 2000. This is commonly known as the Year 2000 issue, which could potentially result in a system failure or in miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in other similar normal business activities. The Company has been informed that the portion of the Company's computer software systems relating to the general ledger, payroll and other employee records is presently Year 2000 compliant. To date, the Company has not experienced any significant problems relating to these systems.

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

Since it is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which the Company is adversely affected by Year 2000 problems. As of August 14, 2000, the Company has not experienced any significant Year 2000 issues relating to the procurement, sales or support of the Company's products. The Company believes that it may take several more months to determine the impact of the Year 2000, if any, on its customers or suppliers.

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

10.5 Waiver and Third Amendment to Loan Agreement, dated November 13, 1997 between the Company and FINOVA. (4)

10.6 Waiver and Fourth Amendment to Loan Agreement, dated February 11, 1998 between the Company and FINOVA. (5)

10.7 Waiver and Fifth Amendment to Loan Agreement, dated March 27, 1998, between the Company and FINOVA. (6)

10.8 Second Deed of Amendment, by and between the Company and ORA Electronics (UK) Limited ("ORA UK"), dated as of April 1, 1998.  (5)

10.9 Distribution Agreement, by and between Alliance Research Corporation (predecessor to the Registrant) and Contactace Limited (doing business as ORA UK), dated as of 1990. (5)

10.10 Employment Agreement dated May 23, 2000, between the Company and John M. Burris.

10.11 Employment Agreement dated May 23, 2000, between the Company and Matthew F. Jodziewicz.

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

(4) Incorporated by reference from the Registrant's Form 10-Q filed on February 14, 1998.

(5) Incorporated by reference from the Registrant's Form 8-K filed on April 17, 1998.

(6) Incorporated by reference from the Registrant's Form 10-K filed on June 29, 1998.


(b) Reports on Form 8-K.
    --------------------

A Current Report on Form 8-K was filed on June 15, 2000, in connection with the Company's extension of the exercise deadlines relating to its Class A, Class B and Class C Warrants. By their terms, the Company's Class A Warrants now entitle the holders thereof to purchase shares of the Company's common stock at an exercise price of $5.00 per share on or prior to December 31, 2000, the Company's Class B Warrants now entitle the holders thereof to purchase shares of the Company's common stock at an exercise price of $10.00 per share on or prior to June 30, 2001, and the Company's Class C Warrants now entitle the holders thereof to purchase shares of the Company's common stock at an exercise price of $15.00 per share on or prior to June 30, 2001.

A Current Report on Form 8-K was filed on May 24, 2000, in connection with a change in control of the Registrant. Pursuant to a Stock Purchase Agreement dated May 23, 2000, Mrs. Ruth Cooper, a director and beneficial owner of 4,982,600 shares of the Registrants common stock, sold 3,982,600 shares of such common stock to SATX, Inc. ("SATX"). SATX, a publicly held company engaged in telecommunications technology, develops and markets prepaid cellular handsets and global tracking devices in addition to investing in relevant technology companies. As a result of the transaction, SATX owns approximately 56% of the issued and outstanding common stock of the Registrant. Mrs. Ruth Cooper resigned as a director and three members of SATX's Board of Directors were appointed to the Registrant's Board of Directors.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ORA ELECTRONICS, INC.
                                              (Registrant)


Dated: August 14, 2000        By: /s/ JOHN M. BURRIS
                                      ------------------------------
                                      John M. Burris, Duly Authorized
                                      Representative and Chief Financial
                                      Officer

                                  EXHIBIT INDEX


Exhibit No.         Description
-----------         ---------------------------------------------------------

   10.10 Employment Agreement dated May 23, 2000, between the Company and John M. Burris.

   10.11 Employment Agreement dated May 23, 2000, between the Company and Matthew F. Jodziewicz.

   11               Statement Re: Computation of
                    Earnings Per Share

   27               Financial Data Schedule