Form 10-Q
period 2000-09-30
ORA ELECTRONICS INC
filed 2000-11-21
CIK 1029182

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 25049

                           -----------------------

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2000

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

      Yes  .....       No  .....          Not Applicable  ..X..


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at November 17, 2000
            -----                   --------------------------------
Common Stock, $.001 par value              7,518,150 shares









                            Exhibit Index on page 23




                          ORA ELECTRONICS, INC.
                                Form 10-Q
                           September 30, 2000


                            TABLE OF CONTENTS

                                                                      Page
                                                                      ----

PART I -       Financial Information.                                   4

   Item 1.     Financial Statements                                     4

               Balance Sheets as of September 30, 2000 and
               March 31, 2000                                           4

               Statements of Operations and Retained Deficit
               for the three and six month periods ended
               September 30, 2000 and 1999                              6

               Statements of Cash Flows for the six month
               periods ended September 30, 2000 and 1999                7


               Notes to Financial Statements                            8

   Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations.           12


PART II -      Other Information.                                       19

   Item 4.     Submission of Matters to a Vote of Security Holders.     19

   Item 6.     Exhibits and Reports on Form 8-K.                        20

Signatures                                                              22

Exhibit Index                                                           23

Exhibits                                                                24-25







                        PART I -FINANCIAL INFORMATION.


   ITEM 1.    FINANCIAL STATEMENTS.

                            ORA ELECTRONICS, INC.
                                Balance Sheets

                                            September 30,    March 31,
                                                2000           2000
                                            (Unaudited)      (Audited)
                                            -----------      ---------
                                    ASSETS
Current assets:
  Cash and cash equivalents                $     80,821    $    398,493
  Trade accounts receivable, less
    allowance for sales returns and
    doubtful accounts of $280,021
    ($393,896 at March 31, 2000)                 22,123         214,939
  Inventories                                   198,506         195,286
  Prepaid expenses                               19,655          12,552
                                           ------------    ------------

    Total current assets                        321,105         821,270

Property and equipment, net                   5,715,119       5,814,784
Other assets:
   Loan receivable, officer                        -            298,097
   Deferred expenses, net                       282,010         286,582
                                           ------------    ------------

Total assets                               $  6,318,234    $  7,220,733
                                           ============    ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt     $     89,148    $     84,870
  Trade payables                              3,347,654       3,131,464
  Accrued interest                               19,173          19,173
  Other accounts payable and accrued
    expenses                                  2,167,679       2,087,658
                                           ------------    ------------
      Total current liabilities               5,623,654       5,323,165

Security deposit                                 33,580          33,580
Long-term debt                                5,675,254       5,668,126
                                           ------------    ------------
      Total liabilities                      11,332,488      11,024,871
                                           ------------    ------------


                 See accompanying notes to financial statements.



Stockholders' equity:

Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   none issued                                     -               -

Common stock, par value $.001 per share,
  authorized 30,000,000 shares, issued
  and outstanding 7,517,844 shares at
  September 30, 2000 and 7,117,638
  shares at March 31, 2000                        7,518           7,118

Additional paid in capital                    6,637,550       6,487,950
Retained (deficit)                          (11,659,322)    (10,299,206)
                                           ------------    ------------

Total stockholders' deficit                  (5,014,254)     (3,804,138)
                                           ------------    ------------

Total liabilities and stockholders'
   deficit                                 $  6,318,234    $  7,220,733
                                           ============    ============



                 See accompanying notes to financial statements.




                                   ORA ELECTRONICS, INC.
                Statements of Operations and Retained Deficit
                  For the Three Month and Six Month Periods
                      Ended September 30, 2000 and 1999
                                 (Unaudited)

                                               Three months                         Six months
                                           2000           1999                2000           1999
                                           ----           ----                ----           ----

Net sales                              $   219,419    $   846,138         $   471,320    $ 1,823,287
Cost of goods sold                         296,628        432,436             410,363      1,118,668
                                       -----------    -----------         -----------    -----------
Gross profit (loss)                        (77,209)       413,702              60,957        704,619
                                       -----------    -----------         -----------    -----------
Operating expenses:
 Selling and shipping                      105,851        441,328             274,210        879,979
 Administrative and general                380,979        791,352             986,934      1,688,367
                                       -----------    -----------         -----------    -----------
Total operating expenses                   486,830      1,232,680           1,261,144      2,568,346
                                       -----------    -----------         -----------    -----------
Operating (loss)                          (564,039)      (818,978)         (1,200,187)    (1,863,727)
Interest (expense)                        (136,414)      (158,482)           (278,362)      (307,722)
Other income (Note 5)                       56,535         46,747             118,433         81,193
                                       -----------    -----------         -----------    -----------
Income (loss) before income taxes         (643,918)      (930,713)         (1,360,116)    (2,090,256)
Provision for income taxes                    -              -                   -              -
                                       -----------    -----------         -----------    -----------
Net profit (loss)                         (643,918)      (930,713)         (1,360,116)    (2,090,256)
Retained deficit, beginning
 of period                             (11,015,404)    (5,107,009)        (10,299,206)    (3,947,466)
                                       -----------    -----------         -----------    -----------
Retained deficit, end
 of period                            $(11,659,322)   $(6,037,722)       $(11,659,322)   $(6,037,722)
                                       ===========    ===========         ===========    ===========
Per common share information:
  Net earnings (loss)                  $  (643,918)   $  (930,713)        $(1,360,116)   $(2,090,256)
                                       ===========    ===========         ===========    ===========
Earnings (loss) per share:
  Basic and diluted                    $     (0.09)   $     (0.13)        $     (0.18)   $     (0.30)
                                       ===========    ===========         ===========    ===========
Weighted average shares outstanding
  used in the per share calculation:
  Basic and diluted                      7,517,844      6,910,098           7,517,000      6,910,055
                                       ===========    ===========         ===========    ===========

               See accompanying notes to financial statements.



                            ORA ELECTRONICS, INC.
                           Statements of Cash Flows
         For the Six Month Periods Ended September 30, 2000 and 1999
                                 (Unaudited)
                                                  Six Months Ended September 30,
                                                        2000            1999
                                                        ----            ----
Cash flows from operating activities:
   Net income (loss)                               $(1,360,116)   $ (2,090,256)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
  activities:
     Depreciation and amortization                     104,238         121,848
     Provision for losses and sales returns              4,276        (165,089)
     Changes in assets and liabilities:
        Trade accounts receivable                      192,816       1,607,589
        Inventories                                     (3,220)         46,062
        Prepaid expenses                                  -             76,820
        Trade payables                                 216,190         459,013
        Accrued interest                                (7,103)          8,295
        Other accounts payable and
          accrued expenses                              80,021         (84,382)
                                                   -----------     -----------
Net cash provided by (used in) operating
  activities                                          (772,898)        (20,100)
                                                   -----------     -----------
Cash flows from investing activities:
   Capital expenditures                                   -            (23,650)
   Loan receivable, officer                            298,097         (15,555)
   Security deposits                                      -             33,580
                                                   -----------     -----------
Net cash (used in) investing activities                298,097          (5,625)
                                                   -----------     -----------
Cash flows from financing activities:
   Repayment of line of credit                            -           (933,888)
   Borrowing (repayment) of long-term debt               7,129        (142,067)
   Contributions to capital                            150,000            -
                                                   -----------     -----------
Net cash provided by (used in) financing activities    157,129      (1,075,955)
                                                   -----------     -----------
Net increase (decrease) in cash and cash
  equivalents                                         (317,672)     (1,101,680)

Cash and cash equivalents, beginning of period         398,493       1,807,940
                                                   -----------     -----------
Cash and cash equivalents, at end of period        $    80,821     $   706,260
                                                   ===========     ===========
Supplemental disclosure of cash flow information:
   Interest paid                                   $   219,116     $   256,458
                                                   ===========     ===========
   Income taxes paid                               $      -        $      -
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

NOTE 2 - FINANCIAL RESULTS AND LIQUIDITY

     The Company has incurred operating losses of $1,032,025, $1,886,183 and $1,840,455 in the fiscal years ended March 31, 2000, 1999 and 1998, and is reporting an operating loss for the six months ended September 30, 2000 of $1,200,187. For several years the company's major competitors, many with greater resources, have aggressively lowered their selling prices in an attempt to increase market share. Although the company has benefited from its own internal cost reduction programs, the effects of lower pricing by major competitors has more than offset the company's cost reductions.

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

     The company's independent public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the March 31, 2000 financial statements. The paragraph states that the company's recurring losses and its inability to secure working capital financing raise substantial doubt about the company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty. The financial statements at, and for the three month and six month periods ended, September 30, 2000, similarly do not include adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 - BASIS OF INTERIM PRESENTATION

     Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three and six months ended September 30, 2000 are not necessarily an indication of results to be expected for the entire fiscal year. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. All information reported in this Form 10-Q should be read in conjunction with the Company's annual financial statements and notes thereto for the fiscal year ended March 31, 2000 filed with the Securities and Exchange Commission on June 29, 2000.

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

     For comparative purposes, certain amounts in the financial statements from the prior periods ended March 31, 2000 and September 30, 1999 have been reclassified.

NOTE 4 - YEAR 2000 ISSUE

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

NOTE 5 - SALE OF CERTAIN TRADEMARKS

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

     The following table sets forth, for the periods indicated, certain statements of operations and retained deficit data for the Company expressed as a percentage of net sales:

                                         Three months           Six months
                                      ended September 30,   ended September 30,
                                       2000         1999     2000      1999
                                       ----         ----     ----      ----
Net sales                             100.0%       100.0%    100.0%    100.0%
Cost of sales                          51.1         50.2      61.4      56.9
Gross profit                           49.9         49.8      38.6      43.1
Selling and shipping expenses          52.2         14.8      48.3      16.4
Administrative and general expenses    93.5         26.5      92.6      31.4
Income (loss) from operations         (96.8)         8.5    (102.2)     (4.7)
Interest expense                      (18.7)        (4.2)    (16.9)     (4.9)
Other income and expense                5.5          1.3       4.5      23.1
Net Income(loss)before income taxes  (110.0)%        5.6%   (114.6)%    13.5%


RESULTS OF OPERATIONS COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Net Sales. Net sales decreased by $626,71974, or 74%, to $219,419 for the second quarter of fiscal 2000 compared to $846,138 for the same period of the prior year. The decrease primarily reflects a continuation of a trend of lower orders being received by consumer electronics retailers who have reported same store sales decreases and reductions in wireless telephone activations as compared with the prior year. Retailers have reported that their wireless telephone activations are lower as a result of reduced financial incentives offered to them by wireless telephone carriers. The Company is actively exploring ways to replace this reduction in net sales, including alternative channels of distribution, however, no assurance can be given that the Company will be able to do so.

     Gross Loss. A gross loss of $77,209 was reported compared to a gross profit of $413,702 for the same period of the prior year. The gross loss is primarily attributable to the decline in net sales described above and discounting of old, slow-moving inventory.

     Selling and Shipping Expense. Selling and shipping expense decreased by $335,477, or 68%, to $105,851 for the second quarter of fiscal 2000 compared with $441,328 in the same period of the prior year. The decrease in selling and shipping expense is primarily attributable to lower costs of shipping, warehousing, freight and sales commissions resulting from lower sales volume.

     Administrative and General Expense. Administrative and general expense decreased by $410,373, or 62%, to $380,979 for the second quarter of fiscal 2000 compared with $791,352 in the same period of the prior year. The decrease is primarily attributed to a reduction in personnel and salaries of existing personnel during the quarterly period ended September 30, 2000 as part of the Company's efforts to reduce expenses.

     Interest Expense. Interest expense for the second quarter of fiscal 2000 was $136,414 compared with $158,482 in the same period of the prior year. This reduction is primarily a result of the Company not borrowing from its line of credit during the quarter ended September 30, 2000.

     Income Taxes. The Company has made no provision for income taxes as it has a history of net losses, which has resulted in tax loss carryforwards. At September 30, 2000, the Company had available federal net operating loss carryforwards of approximately $4,363,000, which expire in 2012 through 2013, and state net operating loss carryforwards of approximately $2,697,000, which expire in 2002 through 2003.

COMPARISON OF SIX MONTHS ENDED SEPTEMBER 30, 2000 TO SIX MONTHS ENDED SEPTEMBER 30, 1999

     Net Sales. Net sales decreased by $1,351,967, or 75.2%, to $471,320 for the six months of fiscal 2000 ended September 30, 2000, compared with $1,823,287 for the same period of the prior year. The decrease primarily reflects a continuation of a trend of lower orders being received by consumer electronics retailers who have reported same store sales decreases and reductions in wireless telephone activations as compared with the prior year. Retailers have reported that their wireless telephone activations are lower as a result of reduced financial incentives offered to them by wireless telephone carriers. The Company is actively exploring ways to replace this reduction in net sales, including alternative channels of distribution, however, no assurance can be given that the Company will be able to do so.

     Gross Profit. Gross profit decreased by $643,662, or $86%, to $60,957 for the six months of fiscal 2000 ended September 30, 2000 compared with $704,619 for the same period of the prior year. The decreases in gross profit is primarily attributable to the decline in net sales described above, combined with discounting of old, slow-moving inventory.

     Selling and Shipping Expense. Selling and shipping expense decreased by $605,769, or 69%, to $274,210 for the six months of fiscal 2000 ended
September 30, 2000 compared with $879,979 in the same period of the prior year. The decrease in selling and shipping expenses is primarily attributable to lower costs of shipping, warehousing, freight and sales commissions as result of decreased sales volume.

     Administrative and General Expense. Administrative and general expense decreased by $701,433, or 42%, to $986,934 for the six months of fiscal 2000 ended September 30, 2000 compared with $1,688,367 for the same period of the prior year. The decrease is primarily attributable to a reduction in personnel and salaries of existing personnel during the six month period ended September 30, 2000 as part of the Company's efforts to reduce expenses.

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

     At September 30, 2000, the Registrant had $80,821 in cash and cash equivalents with a working capital deficiency of $5,302,549, contrasted to $706,260 in cash and cash equivalents with a working capital deficiency of $4,501,895 at March 31, 2000. Net cash used in operating activities was $772,898?? for the six months ended September 30, 2000, compared with net cash used in operating activities of $20,100 for the six months ended September 30, 1999.?? Working capital may vary from time to time as a result of seasonality, new product introductions, capital expenditures and changes in inventory levels.

     The Company believes that available cash, cash flow from operations and any borrowings that might be made available through a yet to be obtained replacement credit facility, may not be sufficient to meet operating needs and capital expenditure requirements in the immediate future.

     The Company has incurred operating losses of $6,351,740, $1,032,025 and $1,886,183?? in the fiscal years ended March 31, 2000, 1999 and 1998, and is reporting an operating loss for the six months ended September 30, 2000 of $1,200,187. For several years the Company's major competitors, many with greater resources, have aggressively lowered their selling prices in an attempt to increase market share. Although the Company has benefited from its own internal cost reduction programs, the effects of lower pricing by major competitors has more than offset the Company's cost reductions. In addition, the Company has experienced a significant reduction in its business with Circuit City, previously its largest customer. See Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Months and Six Months ended September 30, 2000 compared to the Three Months and Six Months ended September 30, 1999.

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

     The Company's independent public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the March 31, 2000 financial statements. The paragraph states that the Company's recurring losses and its inability to secure working capital financing raise substantial doubt about the Company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty. Similarly, the unaudited financial statements presented for the periods ending September 30, 2000, do not include any adjustments that might be necessary if the Company were not able to continue as a going concern.

     Existing cash flow is not expected to be sufficient to cover liquidity requirements after November 30, 2000, and the Company is currently facing the prospect of not having adequate funds to operate its business. There can be no assurance that any long-term restructuring alternative can be successfully initiated or implemented by November 30, 2000, in which case the Company may be compelled to pursue a bankruptcy filing in the absence of a proposed or pre-approved financial restructuring.

     On December 23, 1996, the Company obtained a $1,000,000 loan from an unrelated third party which was used to pay the initial required $1,000,000 reduction on its then existing credit facility. Such $1,000,000 loan bears interest at 8% per annum and all principal and interest is due and payable upon maturity on December 31, 2001.

     A loan from the Aid Association for Lutherans ("AAL") obtained by the Company to purchase its headquarters and distribution facility in Chatsworth, California is, by its terms, callable by AAL upon six months notice. As of September 30, 2000, the outstanding principal balance of such loan was $4,324,341. Such loan bears interest at 9.875% per year, is payable in monthly installments of $43,418, representing both principal and interest, matures in February 2019 and is secured by the real property on which the facility is located.

     Net cash used in investing activities was $298,097 for the first six months of fiscal 2000, compared with net cash used in investing activities of $5,625 for the first six months of fiscal 1999. The increase in net cash provided by investment activities was primarily due to the repayment of an officer's loan receivable of approximately $298,000.

     Cash flows used in financing activities were $157,129 for the first six months of fiscal 2000, compared with cash flows used in financing activities of $1,075,955 for the first six months of fiscal 1999. The decrease in cash flows used in financing activities is primarily attributable to lower net repayments of short-term and long-term debt during the six month period ended September 30, 2000.

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

YEAR 2000 ISSUE UPDATE

     Many computer systems and other equipment with embedded chips or processors in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the Year 2000 as "00" and may assume that the year is 1900 rather than 2000. This is commonly known as the Year 2000 issue, which could potentially result in a system failure or in miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in other similar normal business activities. The Company has been informed that the portion of the Company's computer software systems relating to the general ledger, payroll and other employee records is presently Year 2000 compliant. The Company is in the process of evaluating the potential cost to it in addressing the Year 2000 issue with respect to its other software and the potential consequences of an incomplete or untimely resolution of the Year 2000 issue. The Company has been given estimates in the $100,000 to $150,000 range to purchase and implement new Year 2000 compliant software for those systems that the Company is aware require such replacement. Full implementation and final testing of new software in targeted for completion by December, 2000. Although the Company believes that it will not incur significant costs above these estimates to become completely Year 2000 compliant, no assurance can be given that the Company will not incur significant costs in addressing the Year 2000 issue or that the failure to adequately address the Year 2000 issue will not have a material adverse effect upon the Company.

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

     The Company plans to test and validate its internal operations, complete the third party surveys, and finalize and implement any contingency plans necessary by December 31, 2000.

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

(5) Incorporated by reference from the Registrant's Form 10-Q filed on February 14, 1998.

(6) Incorporated by reference from the Registrant's Form 8-K filed on April 17, 1998.

(7) Incorporated by reference from the Registrant's Form 10-K filed on June 29, 1998.


     (b)  Reports on Form 8-K.
          --------------------

          No reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30, 2000.




                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ORA ELECTRONICS, INC.
                              (Registrant)





Dated:  November 20, 2000     By: /s/ John M. Burris
                                  ---------------------------------
                                   John M. Burris, Duly Authorized
                                   Representative and Chief Financial
                                   Officer




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





                                                                  EXHIBIT 11
                                                                  ----------


             STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE

                                               Three Months Ended September 30,
                                                      2000           1999
                                                      ----           ----
Basic and diluted weighted average
 number of shares of common stock
 outstanding                                       7,517,844      6,910,098
                                                 ===========    ===========
Net earnings (loss) per share                    $  (643,918)   $ (930,713)
                                                 ===========    ===========
Basic and diluted earnings (loss)
 per share                                       $     (0.09)   $    (0.13)
                                                 ===========    ===========

Basic and diluted weighted average
 number of shares of common stock
 outstanding                                       7,517,000      6,910,055
                                                 ===========    ===========
Net earnings (loss) per share                    $(1,360,116)   $(2,090,256)
                                                 ===========    ===========
Basic and diluted earnings (loss)                $     (0.18)   $    (0.30)
 per share                                       ===========    ===========