Form 10-Q
period 2000-12-31
ORA ELECTRONICS INC
filed 2001-02-20
CIK 1029182

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 25049

                           -----------------------

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 2000

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

      Yes  .....       No  .....          Not Applicable  ..X..


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at February 16, 2001
            -----                   --------------------------------
Common Stock, $.001 par value              8,518,152 shares












                            Exhibit Index on page 21

                          ORA ELECTRONICS, INC.
                                Form 10-Q
                            December 31, 2000


                            TABLE OF CONTENTS

                                                                            Page
                                                                      ----

PART I -       Financial Information.                                   4

   Item 1.     Financial Statements                                     4

               Balance Sheets as of December 31, 2000 and
               March 31, 2000                                           4

               Statements of Operations and Retained Deficit
               for the three month and nine month periods ended
               December 31, 2000 and 1999                               6

               Statements of Cash Flows for the nine month
               periods ended December 31, 2000 and 1999                 7


               Notes to Financial Statements                            8

   Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations.           11


PART II -      Other Information.                                       17

   Item 6.     Exhibits and Reports on Form 8-K.                        17

Signatures                                                              20

Exhibit Index                                                           21

Exhibits                                                                22-23

                        PART I -FINANCIAL INFORMATION.

   ITEM 1.    FINANCIAL STATEMENTS.

                            ORA ELECTRONICS, INC.
                                 Balance Sheets

                                            December 31,     March 31,
                                                2000           2000
                                            (Unaudited)      (Audited)
                                            -----------      ---------
                                     ASSETS
Current assets:
  Cash and cash equivalents                $    (15,408)   $    398,493
  Trade accounts receivable, less
    allowance for sales returns and
    doubtful accounts of $259,187
    ($393,896 at March 31, 2000)                173,814         214,939
  Inventories                                    74,266         195,286
  Prepaid expenses                                3,180          12,552
                                           ------------    ------------

    Total current assets                        235,852         821,270

Property and equipment, net                   5,665,287       5,814,784
Other assets:
   Loan receivable, officer                        -            298,097
   Deferred expenses                            279,724         286,582
                                           ------------    ------------

Total assets                               $  6,180,863    $  7,220,733
                                           ============    ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt     $     91,366    $     84,870
  Trade payables                              3,457,807       3,131,464
  Accrued interest                               19,173          19,173
  Other accounts payable and accrued
    expenses                                  2,223,949       2,087,658
                                           ------------    ------------
      Total current liabilities               5,792,295       5,323,165

Security deposit                                 33,580          33,580
Long-term debt                                5,678,762       5,668,126
                                           ------------    ------------
      Total liabilities                      11,504,637      11,024,871
                                           ------------    ------------


                 See accompanying notes to financial statements.

Stockholders' deficiency:

Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   none issued                                     -               -

Common stock, par value $.001 per share,  authorized  30,000,000 shares,  issued and outstanding 7,518,152 shares at December 31, 2000 and 7,117,638
  shares at March 31, 2000                        7,518           7,118

Additional paid in capital                    6,885,550       6,487,950
Retained (deficit)                          (12,216,842)    (10,299,206)
                                           ------------    ------------

Total stockholders' deficiency               (5,323,774)     (3,804,138)
                                           ------------    ------------

Total liabilities and stockholders'
   deficiency                              $  6,180,863    $  7,220,733
                                           ============    ============



                 See accompanying notes to financial statements.

                            ORA ELECTRONICS, INC.
                Statements of Operations and Retained Deficit
                  For the Three Month and Nine Month Periods
                        Ended December 31, 2000 and 1999
                                   (Unaudited)
                                              Three months                        Nine months
                                           2000           1999                2000           1999
                                           ----           ----                ----           ----
Net sales                              $   439,183    $   771,443         $   910,503    $ 2,594,730
Cost of goods sold                         283,147      2,657,168             693,509      3,775,836
                                       -----------    -----------         -----------    -----------
Gross profit (loss)                        156,036     (1,885,725)            216,994     (1,181,106)
                                       -----------    -----------         -----------    -----------
Operating expenses:
 Selling and shipping                      128,690        461,329             427,917      1,355,545
 Administrative and general                499,753        674,957           1,461,669      2,349,087
                                       -----------    -----------         -----------    -----------
Total operating expenses                   628,443      1,136,286           1,889,586      3,704,632
                                       -----------    -----------         -----------    -----------
Operating (loss)                          (472,407)    (3,022,011)         (1,672,592)    (4,885,738)
Interest expense                           135,981        169,511             414,343        477,233
Other income                                50,868         25,498             169,299        106,691
                                       -----------    -----------         -----------    -----------
Loss before income taxes                  (557,520)    (3,166,024)         (1,917,636)    (5,256,280)
Provision for income taxes                    -              -                   -              -
                                       -----------    -----------         -----------    -----------
Net (loss)                                (557,520)    (3,166,024)         (1,917,636)    (5,256,280)

Retained deficit, beginning
 of period                             (11,659,322)    (6,037,722)        (10,299,206)    (3,947,466)
                                       -----------    -----------         -----------    -----------
Retained deficit, end
 of period                            $(12,216,842)   $(9,203,746)       $(12,216,842)   $(9,203,746)
                                       ===========    ===========         ===========    ===========
Per common share information:
  Net (loss)                             $(557,520)  $ (3,166,024)        $(1,917,636)   $(5,256,280)
                                       ===========    ===========         ===========    ===========
Loss per share:
  Basic and diluted                    $     (0.07)   $     (0.46)        $     (0.26)   $     (0.76)
                                       ===========    ===========         ===========    ===========
Weighted average shares outstanding used in the per share calculation:
  Basic and diluted                      7,517,998      6,910,200           7,451,126      6,910,103
                                       ===========    ===========         ===========    ===========

               See accompanying notes to financial statements.

                            ORA ELECTRONICS, INC.
                           Statements of Cash Flows
         For the Nine Month Periods Ended December 31, 2000 and 1999
                                   (Unaudited)
                                                  Nine Months Ended December 31,
                                                        2000            1999
                                                        ----            ----
Cash flows from operating activities:
   Net (loss)                                      $(1,917,636)   $ (5,256,280)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
  activities:
     Depreciation and amortization                     156,355         176,546
     Provision for sales returns and doubtful
        accounts                                        (7,618)       (117,331)
     Changes in assets and liabilities:
        Trade accounts receivable                       41,125       1,810,214
        Inventories                                    121,020       2,169,946
        Prepaid expenses                                 9,372         (86,158)
        Trade payables                                 326,343         802,281
        Accrued interest                                  -            (30,534)
        Other accounts payable and
          accrued expenses                             136,291          68,029
                                                   -----------     -----------
Net cash provided by (used in) operating activities (1,134,748)       (463,287)
                                                   -----------     -----------
Cash flows from investing activities:
   Capital expenditures                                   -             68,933
   Loan receivable, officer                            298,097         (23,468)
                                                   -----------     -----------
Net cash provided by investing activities              298,097          45,465
                                                   -----------     -----------
Cash flows from financing activities:
   Repayment of line of credit                            -           (946,775)
   Borrowing (repayment) of long-term debt              24,350        (235,067)
   Common stock                                            400            -
   Contribution to capital                             398,000            -
                                                   -----------     -----------
Net cash provided by (used in) financing activities    422,750      (1,181,842)
                                                   -----------     -----------
Net increase (decrease) in cash and cash
  equivalents                                         (413,901)     (1,599,664)

Cash and cash equivalents, beginning of period         398,493       1,807,940
                                                   -----------     -----------
Cash and cash equivalents, at end of period        $   (15,408)    $   208,276
                                                   ===========     ===========
Supplemental disclosure of cash flow information:
   Interest paid                                   $   323,188     $   403,368
                                                   ===========     ===========
   Income taxes paid                               $      -       $       -
                                                   ===========     ===========

                 See accompanying notes to financial statements.

                              ORA ELECTRONICS, INC.
                          Notes to Financial Statements
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

     ORA Electronics, Inc. (the "Company") is a developer and supplier of interface, connectivity solutions and peripheral accessories for wireless communication devices. The Company's products supplement the effectiveness of cellular telephones, personal communications systems ("PCS"), pagers, computing devices and the intelligent transportation systems industry. Currently, the Company is unable to sustain its normal business operations due to the severe deterioration of its financial resources. As of February 14, 2001, the Company has terminated virtually its entire workforce and is evaluating the necessity of seeking bankruptcy protection.

The Company had been selling products to customers in the United States, and throughout North, Central and South America. Among the Company's customers were major national and regional retailers, service providers and wireless carriers, original equipment manufacturers ("OEMs"), auto manufacturers, regional distributors and dealers.

NOTE 2 - FINANCIAL RESULTS AND LIQUIDITY

The Company has incurred operating losses of $5,903,483, $1,032,025 and $1,886,183 in the fiscal years ended March 31, 2000, 1999 and 1998, and is reporting an operating loss for the nine months ended December 31, 2000 of $1,672,592. Due to the severe financial deterioration of the Company's financial position, the Company is unable to continue normal business operations and has terminated virtually its entire workforce as of February 14, 2001. The Company is presently evaluating the necessity of seeking bankruptcy protection.

The Company's independent public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the March 31, 2000 financial statements. The paragraph states that the Company's recurring losses and its inability to secure working capital financing raise substantial doubt about the Company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty. The financial statements at, and for the three month and nine month periods ended December 31, 2000, similarly do not include adjustments that might result from the outcome of this uncertainty.

NOTE 3 - BASIS OF INTERIM PRESENTATION

     Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair presentation of the interim results have been made. All such adjustments were of a normal recurring nature, except for a $2,100,000 write down of inventory to the lower of cost or market during the third quarter of fiscal 2000. The results for the three month and nine month periods ended December 31, 2000 are not necessarily an indication of results to be expected for the entire fiscal year. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. All information reported in this Form 10-Q should be read in conjunction with the Company's annual financial statements and notes thereto for the fiscal year ended March 31, 2000.

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

NOTE 4 - CONTINGENCIES

         As a result of the severe deterioration of the Company's financial resources, several of the Company's creditors have initiated legal action to collect on balances overdue to them. Under the circumstances, the Company is currently evaluating the necessity of seeking bankruptcy protection.


NOTE 5 - CHANGE IN BOARD OF DIRECTORS

       n January 9, 2001, Mr. Merritt W. Jesson and Mr. Robert W. Ellis resigned from the Board of Directors. On the same date, Mr. Kosti Shirvanian and Mr. John Hartunian were appointed to the Board. Mr. Shivanian and Mr. Hartunian are the two major shareholders of SATX, Inc., the Company's major shareholder. The Board is presently comprised of Mr. Shirvanian, Mr. Hartunian and Mr. John M. Burris.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto.

RESULTS OF OPERATIONS COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2000 TO THREE MONTHS ENDED DECEMBER 31, 1999

     Net Sales. Net sales decreased by $332,260, or 43.1%, to $439,183 for the third quarter of fiscal 2001 compared to $771,443 for the same period of the prior year. As a result of the substantial deterioration of the Company's financial condition, the Company has virtually ceased its operations. Substantially all of its employees were terminated as of February 14, 2001. The Company is currently evaluating the necessity for a bankruptcy filing.

     Gross Profit. Gross profit increased by $2,041,761. There was a gross profit of $156,036 for the third quarter of fiscal 2001 compared with a gross loss of $1,885,725 for same period of the prior year. This result is primarily attributable to a stock inventory write down to the lower of cost or market of $2,100,000 during the third fiscal quarter ended December 31, 1999. The reduction in valuation was necessitated by the significant loss in the customer base to whom these products could be sold to, combined with the rapid change in wireless technology from analog to digital services, thus impacting the value of the Company's remaining stock of inventory supporting analog handsets.

     Selling and Shipping Expense. Selling and shipping expense decreased by $332,639, or 72.1%, to $128,690 for the third quarter of fiscal 2001 compared with $461,329 in the same period of the prior year. The decrease in selling and shipping expense is primarily attributable to lower sales commissions resulting from lower sales volume.

     Administrative and General Expense. Administrative and general expense decreased by $175,204, or 26.0%, to $499,753 for the third quarter of fiscal 2001 compared with $674,957 in the same period of the prior year. The decrease is primarily attributed to a reduction in personnel during the quarterly period ended December 31, 2000 as part of the Company's efforts to reduce expenses.

     Interest Expense. Interest expense for the third quarter of fiscal 2001 was $135,981 compared with $169,511 in the same period of the prior year. This decrease is primarily attributable to the seasoning of its mortgage loan, where each year, more of the Company's monthly payment goes to reduce the principal balance with a corresponding decrease allocated to interest.

     Income Taxes. The Company has made no provision for income taxes as it has a history of net losses, which has resulted in tax loss carryforwards. At December 31, 2000, the Company had available federal net operating loss carryforwards of approximately $4,920,500, which expire in 2012 through 2013, and state net operating loss carryforwards of approximately $4,707,500, which expire in 2002 through 2003.

COMPARISON OF NINE MONTHS ENDED DECEMBER 31, 2000 TO NINE MONTHS ENDED DECEMBER 31, 1999

Net Sales. Net sales decreased by $1,684,227, or 64.9%, to $910,503 for the nine months of fiscal 2001 ended December 31, 2000, compared with $2,594,730 for the same period of the prior year. As a result of the substantial deterioration of the Company's financial condition, the Company has virtually ceased its operations. Substantially all of its employees were terminated as of February 14, 2001. The Company is currently evaluating the necessity for seeking bankruptcy protection.

     Gross Profit. Gross profit increased by $1,398,100. There was a gross profit of $216,994 for the nine months of fiscal 2001 ended December 31, 2000 compared with a gross loss of $1,181,106 for same period of the prior year. This result is primarily attributable to a stock inventory write down to the lower of cost or market of $2,100,000 during the third fiscal quarter ended December 31, 1999. The reduction in valuation was necessitated by the significant loss in the customer base to whom these products could be sold to, combined with the rapid change in wireless technology from analog to digital services, thus impacting the value of the Company's remaining stock of inventory supporting analog handsets.

     Selling and Shipping Expense. Selling and shipping expense decreased by $927,628, or 68.4%, to $427,917 for the nine months of fiscal 2001 ended December 31, 1999 compared with $1,355,545 in the same period of the prior year. The decrease in selling and shipping expenses is primarily attributable to lower costs of shipping, warehousing, freight and sales commissions as result of decreased sales volume.

     Administrative and General Expense. Administrative and general expense decreased by $887,418, or 37.8%, to $1,461,669 for the nine months of fiscal 2001 ended December 31, 2000 compared with $2,349,087 for the same period of the prior year. The decrease is primarily attributable to a reduction in personnel during the nine month period ended December 31, 2000 as part of the Company's efforts to reduce expenses.

     Interest Expense. Interest expense for the nine months of fiscal 2001 ended December 31, 2000 was $414,343 compared with $477,233 in the same period of the prior year. This decrease is primarily attributable to the seasoning of its mortgage loan, where each year, more of the Company's monthly payment goes to reduce the principal balance with a corresponding decrease allocated to interest.

     Income Taxes. The Company has made no provision for income taxes as it has a history of net losses, which has resulted in tax loss carryforwards. At December 31, 2000, the Company had available federal net operating loss carryforwards of approximately $4,920,500, which expire in 2012 through 2013, and state net operating loss carryforwards of approximately $4,707,500, which expire in 2002 through 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements are to fund working capital needs, primarily accounts receivable and inventories. Historically, the Company has satisfied these working capital requirements principally through cash flow from operations and bank borrowings. Currently, the Company has exhausted its cash resources needed to sustain business operations and, as a result, has been forced to terminate virtually all of its employees. The Company is currently evaluating the necessity for seeking bankruptcy protection.

     At December 31, 2000, the Registrant had $(15,408) in cash and cash equivalents with a working capital deficiency of $5,556,443, contrasted to $398,493 in cash and cash equivalents with a working capital deficiency of $4,501,895 at March 31, 2000. Net cash used in operating activities was $1,134,748 for the nine months ended December 31, 2000, compared with net cash used in operating activities of $463,287 for the nine months ended December 31, 1999. The decrease in cash from operating activities during the nine-month period ended December 31, 2000 is primarily due to the rapid deterioration of the business activities of the Company, including a significant decline in net sales.

The Company's independent public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the March 31, 2000 financial statements. The paragraph states that the Company's recurring losses and its inability to secure working capital financing raise substantial doubt about the Company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty. Similarly, the unaudited financial statements presented for the periods ending December 31, 2000, do not include any adjustments that might be necessary if the Company were not able to continue as a going concern.

Existing cash flow is not sufficient to cover liquidity requirements, and the Company is currently not able to operate its business. Virtually all of the Company's employees have been terminated. There can be no assurance that any long-term restructuring alternative can be successfully initiated or implemented in time to avoid a required bankruptcy filing.

On December 23, 1996, the Company obtained a $1,000,000 loan from an unrelated third party which was used to pay the initial required $1,000,000 reduction on its then existing credit facility. Such $1,000,000 loan bears interest at 8% per annum and all principal and interest is due and payable upon maturity on December 31, 2001.

     A loan from the Aid Association for Lutherans ("AAL") obtained by the Company to purchase its headquarters and distribution facility in Chatsworth, California is, by its terms, callable by AAL upon six months notice. As of December 31, 2000, the outstanding principal balance of such loan was $4,399,233. Such loan bears interest at 9.875% per year, is payable in monthly installments of $43,418, representing both principal and interest, matures in February 2019 and is secured by the real property on which the facility is located. As of December 31, 2000, the Company is one month delinquent on its mortgage payments and as of February 19, 2001, the Company is two months delinquent on its mortgage payments.

     Net cash provided by investing activities was $298,097 for the first nine months of fiscal 2001, compared with net cash provided by investing activities of $45,465 for the first nine months of fiscal 2000. This difference is primarily attributable to the repayment to the Company of an officer loan receivable during the nine month period ended December 31, 2000.

     Cash flows provided by financing activities were $422,750 for the first nine months of fiscal 2001, compared with cash flows used in financing activities of $1,181,842 for the first nine months of fiscal 2000. Cash flows provided in the current period are primarily attributable to capital contributions to the Company from its majority shareholder, SATX, Inc.

SEASONALITY

     When the Company was operating its business, its experience was that the Company's markets were seasonal with sales typically higher in the Company's third quarter due to increased demand from mass-market retailers during the year-end holiday season.

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

     Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Quarterly Report. Statements in this Quarterly Report, particularly in the Notes to Financial Statements, and "Part 1, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations" describe certain factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated developments in any one or more of the following areas: the receptivity of consumers to new consumer electronics technologies, the rate of consumer acceptance of new product introductions, competition, the Company's ability to retain existing customers and attract new ones, the number and nature of customers and their product orders, the Company's patents pending before the U.S. Patent and Trademark Office, pricing, foreign manufacturing, sourcing and sales (including foreign government regulation, trade and importation concerns and fluctuation in exchange rates), borrowing costs, changes in taxes due to changes in the mix of U.S. and non U.S. revenue, pending or threatened litigation, the availability of key personnel, and other risk factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

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

(4) Incorporated by reference from the Registrant's Form 10-Q filed on February 14, 1998.

(5) Incorporated by reference from the Registrant's Form 8-K filed on April 17, 1998.

(6) Incorporated by reference from the Registrant's Form 10-K filed on June 29, 1998.



     (b)  Reports on Form 8-K.
          --------------------

          A Current Report on Form 8-K was filed on December 15, 2000, in connection with the Company's extension of the exercise deadline relating to its Class A Warrants. By their terms, the Company's Class A Warrants now entitle the holders thereof to purchase shares of the Company's common stock at an exercise price of $5.00 per share on or prior to June 30, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ORA ELECTRONICS, INC.
                              (Registrant)





Dated:  February 20, 2001     By: /s/ John M. Burris
                                  ---------------------------------
                                   John M. Burris, President and CEO,
                                   and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                   Description                               Page
--------------------------------------------------------------------------------

   11             Statement Re: Computation Of Earnings
                  Per Share                                               16


   27             Financial Data Schedule                                 17