Form 10-K
period 2000-09-30
ORA ELECTRONICS INC
filed 2001-08-03
CIK 1029182

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the fiscal year ended March 31, 2001 or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from _________ to _________

                         COMMISSION FILE NUMBER: 0-21903

                              ORA ELECTRONICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                         95-4607830
-----------------------------------             --------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

         9410 OWENSMOUTH AVE.
         CHATSWORTH, CALIFORNIA                             91311
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

                                                       Yes X No ____
                                                           --

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                                       Yes ____ No X
                                                                   --

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                       Yes X No ____
                                                           --

         The aggregate market value of the voting stock held by non-affiliates of the registrant at July 31, 2001 was approximately $2,474,656. The registrant had 23,568,152 shares of common stock, par value $.001 per share outstanding at July 31, 2001.

         The registrant had each of 482,609 Class A Warrants; 649,314 Class B Warrants; 567,895 Class C Warrants; and 736,691 Class D Warrants, outstanding at July 31, 2001.

         Documents  Incorporated by Reference (To the Extent Indicated  Herein):
Portions of the Definitive  Proxy Statement for the 2001 Annual Meeting (in Part
III).
























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

         The Company is experiencing a significant reduction in its business and projects that ongoing cash flow may not be sufficient to sustain business operations after July 31, 2001. See the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for a more complete discussion of this issue.

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

PRODUCTS

         Sales of wireless accessory products accounted for approximately 98.7%, 97.5% and 97.1% of ORA's net sales for the fiscal years ended in 2001, 2000 and 1999, respectively. The various power cords offered by ORA as part of its wireless handset accessory line accounted for approximately 25.1%, 21.3% and 22.7% of ORA's net sales for the fiscal years ended March 31, 2001, 2000 and 1999, respectively. ORA offers 13 different stock keeping units of power cords which support different wireless telephone models offered by 6 different manufacturers.

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

CUSTOMERS

         ORA sells its products to over 40 customers in the United States and throughout North, Central and South America. Among ORA's customers are major mass market retailers, wireless service providers and carriers, original equipment manufacturers ("OEMs"), auto manufacturers, regional distributors and dealers.

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

         The Company's business has historically been seasonal. For its fiscal years ending March 31, 2001, 2000 and 1999, on average, approximately 31.7% of the Company's net sales were in its second fiscal quarter and 27.4% in its third fiscal quarter, with the balance split approximately evenly between the first and fourth fiscal quarters.

BACKLOG

         Most orders received by the Company are for immediate delivery. As of March 31, 2001 and 2000, the Company had approximately $24,000 and $821,000, respectively, in backlog orders, including orders for current delivery, orders for later delivery, back orders and special orders, all of which may be cancelled or modified by the customer.

RESEARCH AND DEVELOPMENT

         The Company has always focused on innovation as a means of maximizing margins and capturing and maintaining market share. During its fiscal years ended March 31, 2001, 2000 and 1999, as reflected in its audited financial statements, the Company spent approximately $61,000, $615,000 and $625,000, respectively, on research and development related activities. In addition, the Company estimates that approximately an additional $13,000, $53,000 and $57,000, respectively, was spent for purchased materials that do not have alternative future uses. ORA maintains an in-house research and development engineering staff. The Company maintains extensive research and testing facilities (including an anechoic chamber) at its corporate headquarters, allowing it to conduct sophisticated operations such as testing radiation patterns for antennas and, thus, promoting product safety. ORA also has strategic relationships with other independent research and development companies to utilize their respective specialized skills or equipment.

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

EMPLOYEES

         As of July 31, 2001, the Company had 14 employees. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory.










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

ITEM 3 - LEGAL PROCEEDINGS

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2001.

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

         The Company's common stock, par value $.001 per share (the "Common Stock"), was listed for trading on December 20, 1996, following its merger with North American Energy of Delaware, Inc., on the OTC Bulletin Board. As of July 31, 2001, there were approximately 615 stockholders of record of the Company's Common Stock. On July 31, 2001, the last reported sale price of the Common Stock on the OTC Bulletin Board was $0.105. The following table sets forth the high and low sales prices of the Common Stock for each quarterly period during the most recent two fiscal years:

                                                           High            Low
                                                           ----            ----
Fiscal year ended March 31, 2000:

        First Quarter ..............................     $ 0.88          $ 0.19
        Second Quarter .............................       0.25            0.19
        Third Quarter ..............................       1.13            0.31
        Fourth Quarter .............................       6.25            1.03

Fiscal year ended March 31, 2001:

        First Quarter...............................       3.00            0.62
        Second Quarter..............................       0.87            0.50
        Third Quarter...............................       0.50            0.26
        Fourth Quarter..............................       0.80            0.06

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

                              ORA ELECTRONICS, INC.
                    STATEMENT OF INCOME AND RETAINED EARNINGS



                                                                         Years Ended March 31,

                                                   2001              2000             1999           1998           1997
                                               --------------    -------------     -----------    -----------    -----------

Net sales                                       $  1,182,608     $  3,456,167    $ 13,544,551   $ 15,443,432   $ 18,718,113
Cost of goods sold                                   762,893        4,498,301       8,005,084      9,152,641     12,211,623
                                               --------------    -------------     -----------    -----------    -----------


Gross profit (loss)                                  419,715       (1,042,134)      5,539,467      6,290,791      6,506,490
                                               --------------    -------------     -----------    -----------    -----------

Operating Expenses:
Selling and shipping expenses                        525,993        1,267,535       2,449,563      2,434,547      3,163,863
Administrative and general expenses                1,870,166        3,593,814       4,121,929      5,742,427      5,183,082
                                               --------------    -------------     -----------    -----------    -----------

Total operating expenses                           2,396,159        4,861,349       6,571,492      8,176,974      8,346,945
                                               --------------    -------------     -----------    -----------    -----------

Other (income) expenses:
Interest expense                                     554,387          617,537         714,619        702,128      1,072,107
Other expense (income)                              (219,994)        (169,280)     (1,789,587)       (10,627)      (231,620)
                                               --------------    -------------     -----------    -----------    -----------

Total other (income) expenses                        334,393          448,257      (1,074,968)       691,501        840,487
                                               --------------    -------------     -----------    -----------    -----------

Total expenses                                     2,730,552        5,309,606       5,496,524      8,868,475      9,187,432
                                               --------------    -------------     -----------    -----------    -----------

Net income (loss) before income taxes             (2,310,837)      (6,351,740)         42,943     (2,577,684)    (2,680,942)
Provision (benefit) for income taxes                       0                0               0              0              0
                                               --------------    -------------     -----------    -----------    -----------

Net income (loss)                              $  (2,310,837)    $ (6,351,740)   $     42,943   $ (2,577,684)  $ (2,680,942)
                                               ==============    =============     ===========    ===========    ===========


PRO FORMA DATA:
Historical income (loss) before income taxes   $  (2,310,837)    $ (6,351,740)   $     42,943   $ (2,577,684)  $ (2,680,942)
Proforma income tax (provision) benefit        $           0     $          0    $          0   $          0   $          0
                                               --------------    -------------     -----------    -----------    -----------

Proforma net income (loss)                     $  (2,310,837)    $ (6,351,740)   $     42,943   $ (2,577,684)  $ (2,680,942)
                                               --------------    -------------     -----------    -----------    -----------

Proforma net income (loss) per share           $       (0.30)    $      (0.92)   $       0.01   $      (0.39)  $      (0.41)
                                               --------------    -------------     -----------    -----------    -----------

Proforma weighted average common shares
    outstanding                                    7,727,109        6,936,066       6,909,292      6,627,697      6,589,068
                                               ==============    =============     ===========    ===========    ===========


BALANCE SHEET DATA:
Working capital                                $  (6,916,764)    $ (4,501,895)   $    894,758   $  1,131,155   $  2,829,897
                                               ==============    =============     ===========    ===========    ===========

Total assets                                   $   6,055,179     $  7,220,733    $ 13,627,151   $ 15,329,159   $ 16,728,304
                                               ==============    =============     ===========    ===========    ===========

Long term debt                                 $   4,309,950     $  5,668,126    $  5,653,510   $  6,105,477   $  5,601,516
                                               ==============    =============     ===========    ===========    ===========

Stockholders' equity (deficiency)              $  (5,316,976)    $ (3,804,138)   $  2,184,823   $  2,141,880   $  4,400,674
                                               ==============    =============     ===========    ===========    ===========

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

RESULTS OF OPERATIONS

         The following table sets forth operating results (as a percentage of net sales) for the periods indicated.


                                                   Years Ended March 31,
                                              2001          2000         1999
                                              ----          ----         ----

    Net sales                                 100.0%       100.0%        100.0%
    Cost of sales                             130.2         59.1          59.3
    Gross profit (loss)                       (30.2)        40.9          40.7
    Selling and shipping expense               36.7         18.1          15.3
    Administrative and general expense        104.0         30.4          37.6
    Loss from operations                     (170.8)        (7.6)        (12.2)
    Interest expense                           17.9          5.3           4.5
    Other (income)                             (4.9)       (13.2)         (0.1)
    Net income (loss) before taxes           (183.8)         0.0%        (16.7)%


FISCAL YEAR ENDED MARCH 31, 2001 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2000

         Net Sales. Net sales decreased 65.8% to $1,182,608 in fiscal year 2001, compared to $3,456,167 in fiscal year 2000, a decrease of $2,273,559. Approximately $7,395,000 of this decrease is attributable to the loss of business from Circuit City, which had previously been the Company's largest customer. Net sales to Circuit City during fiscal year 2000 were approximately $270,000, or 7.8% of the total annual net sales of $3,456,167. Net sales to Circuit City during fiscal year 1999 were approximately $7,125,000, or 52.6% of the total annual net sales of $13,544,551. The remaining decrease is attributable to the effects of continued lower pricing by the Company's major competitors, combined with an industry wide reduction in the sale of batteries. The technological improvements and quality of batteries, particularly Lithium Ion batteies, has reduced the number of replacement batteries being sold. The Company is actively exploring ways to replace this reduction in net sales, including alternative channels of distribution and new product offerings, however, no assurance can be given that the Company will be able to do so.

         If the Company is not able to substantially replace its lost revenues by approximately July 31, 2001, the Company projects that the resultant serious cash flow deficiencies may impact the Company's ability to continue as a going concern. See the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for a more complete discussion of this issue.

         Gross Profit. Gross profit decreased by $6,581,601, resulting in a gross loss of $1,042,134 for the fiscal year ended March 31, 2001 compared with a gross profit of $5,539,467 in fiscal year 2000. This decrease was impacted by a non-recurring reduction of the carrying value of the Company's inventory to the lower of cost or market of approximately $2,300,000 during fiscal 2001. The reduction in valuation was necessitated by the significant loss in the customer base to whom these products could be sold to, combined with the rapid change in wireless technology from analog to digital services, thus impacting the value of the Company's remaining stock of inventory supporting analog handsets. The remaining decrease in gross profit is primarily a result of the decline in net sales described above. After giving effect to the Company's non-recurring reduction in the carrying value of its inventory, gross profit as a percentage of net sales was approximately 36.4% in fiscal year 2001 compared with approximately 40.9% in fiscal year 2000. The decrease is primarily attributable to the effects of continued lower pricing by the Company's major competitors.

         Selling and Shipping Expense. Selling and Shipping expense decreased by $741,542, or 58.5%, to $525,993 in fiscal year 2001 from $1,267,535 in fiscal
year  2000.  The  decrease  in  selling  and  shipping   expenses  is  primarily
attributable to lower costs of shipping, warehousing, freight and sales commissions associated with the decreased sales volume described above.

         Administrative and General Expense. Administrative and general expense decreased by $1,723,648, or 48.0%, to $1,870,166 in fiscal year 2001 from $3,593,814 in fiscal year 2000. The decrease is primarily attributable to a reduction in personnel and salaries of existing personnel during the fiscal year 2001 as part of the Company's efforts to reduce expenses.

         Interest Expense. The Company had interest expense of $554,387 in fiscal year 2001 compared to $617,537 in fiscal year 2000. The decrease is primarily a result of the Company not having available the use of a line of credit facility since May 12, 1999. The Company is attempting to find a replacement credit facility, but no assurances can be given that the Company will be able to do so.

         Other Income. Other income decreased to $169,280 for fiscal year 2001 compared to $1,789,587 in fiscal year 2000. The decrease is primarily attributable to approximately $1,675,000 in royalty income received in fiscal year 1999 as a result of the Company granting to ORA Electronics (UK) Limited, an unaffiliated company, an exclusive royalty-free right to use certain of the Company's trademarks, including the "ORA" name, in perpetuity worldwide, excepting North, Central and South America. The royalty income received from this transaction was considered non-recurring.

         Income Taxes. The Company has made no provision for income taxes as it has a history of net losses, which has resulted in tax loss carry-forwards. At March 31, 2001, the Company had available federal net operating loss carry-forwards of approximately $9,163,000, which expire in 2012 through 2014, and state net operating loss carry-forwards of approximately $2,749,000, which expire in 2002 through 2004.

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

         At March 31, 2001, the Company had $102,202 in cash and cash equivalents with a working capital deficit of $6,916,764, contrasted to $398,493 in cash and cash equivalents with a working capital deficit of $4,501,895 at March 31, 2000. Net cash used in operating activities was $3,754,683 for the fiscal year ended March 31, 2001, compared with net cash used in operating activities of $588,860 for the fiscal year ended March 31, 2000. The decrease in cash and cash equivalents of approximately $296,291 is primarily due to the rapid deterioration of the business activities of the Company, including a significant decline in net sales and a write down of its inventory by approximately $2,300,000 to reflect its value at the lower of cost or market at March 31, 2000.

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

         The Company has incurred operating losses of $1,976,444, $5,903,483 and $1,032,025 in the fiscal years ended March 31, 2001, 2000 and 1999, respectively. For several years the company's major competitors, many with greater resources, have aggressively lowered their selling prices in an attempt to increase market share. Although the company has benefited from its own internal cost reduction programs, the effects of lower pricing by major competitors has more than offset the company's cost reductions.

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

         The company's independent public accountants have included a "going concern" emphasis paragraph in their audit reports accompanying the March 31, 2001 and March 31, 2000 financial statements. The paragraph states that the company's recurring losses and its inability to secure working capital financing raise substantial doubt about the company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty.

         Existing cash flow is not expected to be sufficient to cover liquidity requirements after July 31, 2001, and the company is currently facing the prospect of not having adequate funds to operate its business. There can be no assurance that an affordable working capital credit facility can be arranged or that any long-term restructuring alternative can be successfully initiated or implemented by July 31, 2001, in which case the company may be compelled to pursue a bankruptcy filing in the absence of a proposed or pre-approved financial restructuring.

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

         On December 23, 1996, the Company obtained a $1,000,000 loan from an unrelated third party which was used to pay the initial required $1,000,000 reduction on its then existing credit facility. Such $1,000,000 loan bears interest at 8% per annum and all principal and interest is due and payable upon maturity on December 31, 2001. At March 31, 2001, the balance of principal and accrued interest was $1,405,858.

         The loan from the Aid Association for Lutherans ("AAL") obtained by the Company to purchase its headquarters and distribution facility in Chatsworth, California is, by its terms, callable by AAL upon six months notice. As of March 31, 2001, the outstanding principal balance of such loan was $4,370,010. Such loan bears interest at 9.875% per year, is payable in monthly installments of $43,418, representing both principal and interest, matures in February 2019 and is secured by the real property on which the facility is located.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting scheduled for October 25, 2001, to be filed with the Securities and Exchange Commission within 120 days after March 31, 2001, and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

         The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting scheduled for October 25, 2001, to be filed with the Securities and Exchange Commission within 120 days after March 31, 2001, and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting scheduled for October 25, 2001, to be filed with the Securities and Exchange Commission within 120 days after March 31, 2001, and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting scheduled for October 25, 2001, to be filed with the Securities and Exchange Commission within 120 days after March 31, 2001, and is incorporated herein by reference.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this Report:

(1)      Financial Statements:

               Report of Independent Auditors

               Balance Sheets at March 31, 2001 and 2000

               Statements of Operations for the Twelve-Month Periods Ended March 31, 2001, 2000 and 1999

               Statements of Stockholders' Equity for the Twelve-Month Periods Ended March 31, 2001 and 2000

               Statements of Cash Flows for the Twelve-Month Periods Ended March 31, 2001, 2000 and 1999

               Notes to Financial Statements

(2)      Financial Statement Schedules:

               The schedules specified under Regulation S-X are either not applicable or immaterial to the Company's financial statements for each of the three years in the period ended March 31, 2001.

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

         (5) Incorporated by reference from the Registrant's Form 10-Q filed on February 14, 1998.

         (6) Incorporated by reference from the Registrant's Form 8-K filed on March 3, 1998.

         (7) Incorporated by reference from the Registrant's Form 8-K filed on April 17, 1998.

         (8) Incorporated by reference from the Registrant's Form 10-K filed on June 29, 1998.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed by the Company during the fiscal Quarter ended March 31, 2001.

                              ORA ELECTRONICS, INC.

                          INDEX TO FINANCIAL STATEMENTS


INDEPENDENT AUDITORS' REPORT (Richard & Hedrick)

FINANCIAL STATEMENTS:

     Balance Sheets at March 31, 2001 and 2000.

     Statements of Operations for the Twelve-Month  periods ended
     March 31, 2001, 2000 and 1999.

     Statements of Stockholders' Equity for the Twelve-Month periods ended March 31, 2001 and 2000.

     Statements of Cash Flows for the Twelve-Month  periods ended
     March 31, 2001, 2000 and 19998.

     Notes to Financial Statements.

                        RICHARD & HEDRICK
      ACCOUNTANCY CORPORATION * CERTIFIED PUBLIC ACCOUNTANTS
                MEMBER OF AICPA * MEMBER OF CSCPA
            5857 UPLANDER WAY * CULVER CITY, CA 90230
              PHONE 310-348-4188 * FAX 310-348-4189

June 20, 2001

ORA Electronics, Inc.
Chatsworth, CA 91311

       To the Shareholders and the Board of Directors of ORA Electronics, Inc.:

       We have audited the accompanying balance sheets of ORA Electronics, Inc. as of March 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORA Electronics, Inc. as of March 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with generally accepted accounting principles.

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


Richard & Hedrick
An Accountancy Corporation

                              ORA ELECTRONICS, INC.
                                  BALANCE SHEET
                             March 31, 2001 and 2000

ASSETS                                                   2001          2000
------                                              -----------   -----------
Current assets:
Cash and cash equivalents (Note 5)                 $    102,202   $    398,493
Trade accounts receivable, less allowances for
     sales returns and doubtful accounts (Note 5)         8,442        214,939
Inventories (Notes 5 and 14)                             34,797        195,286
Prepaid expenses                                           --           12,552
                                                   ------------   ------------

         Total current assets                           145,441        821,270

Property and equipment, less accumulated
     depreciation (Note 7)                            5,636,503      5,814,784

Other assets:
Loan receivable, officer (Notes 6 and 18)                  --          298,097
Deferred expenses (Note 5)                              273,235        286,582
                                                   ------------   ------------

         Total assets                              $  6,055,179   $  7,220,733
                                                   ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt (Note 9)   $  1,499,499   $     84,870

   Trade payables                                     5,463,278      3,131,464
    Accrued interest (Notes 8 and 9)                     19,173         19,173
Other accounts payable and accrued expenses              80,255      2,087,658
                                                   ------------   ------------

         Total current liabilities                    7,062,205      5,323,165


Long-term debt (Note 9)                               4,309,950      5,701,706
                                                   ------------   ------------

         Total liabilities                         $ 11,372,155   $ 11,024,871
                                                   ============   ============

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock $.001 par value; authorized
     5,000,000 shares; none issued                         --             --

Common stock $.001 par value; authorized
     30,000,000 shares; reserved for options
     and warrants 2,607,489 shares and
     2,602,223 shares at March 31, 2001 and
     2000; issued and outstanding 8,518,152
     shares and 7,117,638 shares at March 31,
     2001 and 2000. (Note 3)                              8,518          7,118

Paid-in capital (Note 3)                              7,284,549      6,487,950
Retained (deficit)                                  (12,610,043)   (10,299,206)
                                                   ------------   ------------

         Total stockholders' equity                  (5,316,976)    (3,804,138)

         Total liabilities and stockholders'
                 equity                            $  6,055,179   $  7,220,733
                                                   ============   ============

              SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                              ORA ELECTRONICS, INC.
                             STATEMENT OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999

                                           2001          2000           1999
                                       -----------   -----------   ------------

Net sales (Notes 4 & 10)               $ 1,181,608   $ 3,456,167   $ 13,544,551

Cost of goods sold                         762,893     4,498,301      8,005,084
                                       -----------   -----------   ------------

         Gross profit (loss)               419,715    (1,042,134)     5,539,467
                                       -----------   -----------   ------------

Operating expenses:
   Selling and shipping                    525,993     1,267,535      2,449,563
   Administrative and general            1,870,166     3,593,814      4,121,929
                                       -----------   -----------   ------------

Total operating expenses                 2,396,159     4,861,349      6,571,492
                                       -----------   -----------   ------------

Loss from operations                     1,976,444     5,903,483      1,032,025
Other (income) expenses:
   Interest expense                        554,387       617,537        714,619
   Interest/other income                  (219,994)     (169,280)    (1,789,587)
                                       -----------   -----------   ------------

         Total other
            (income) expenses              334,393       448,257     (1,074,968)
                                       -----------   -----------   ------------

Income (loss) before income taxes       (2,310,837)   (6,351,740)        42,943

Income tax (benefit) (Note 15)                   0             0              0
                                       -----------   -----------   ------------

         Net income (loss)             $(2,310,837)  $(6,351,740)  $     42,943
                                       ===========   ===========   ============

Earnings (loss) per share:
   Basic and diluted                   $     (0.30)  $     (0.92)  $       0.01

Number of shares used in the per
   share calculation:
   Basic and diluted                     7,727,109     6,936,066      6,909,292













               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                              ORA ELECTRONICS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                                                Common Stock
                             ---------------------------------------------
                                                        Number               Preferred  Paid-In      Retained    Stockholders'
                               Options     Warrants     of Shares   Amount    Stock     Capital     (Deficit)      Equity
                             ----------   ----------   ---------  --------  ---------  ----------  ------------   -----------

Balance - March 31, 1999        170,980    2,428,422   6,909,959  $  6,910  $       0  $6,125,379  $ (3,947,466)  $ 2,184,823

Issuance of warrants                           2,821

Issuance of common shares                                207,679       207                362,572                     362,572

Net loss for the year
ended March 31, 2000                                                                                 (6,351,740)   (6,351,740)
                             ----------   ----------   ---------  --------  ---------  ----------  ------------   -----------

Balance - March 31, 2000        170,980    2,431,243   7,117,638  $  7,118  $       0  $6,487,951  $(10,299,206)  $(3,804,138)

Issuance of Warrants                           5,266

Issuance of common shares                              1,400,514     1,401                796,598                     797,999

Net loss for the year
ended  March 31, 2001                                                                                (2,310,837)   (2,310,837)
                             ----------   ----------   ---------  --------  ---------  ----------  ------------   -----------

Balance - March 31, 2001        170,980    2,436,509   8,518,152  $  8,518  $       0  $7,284,549  $(12,610,043)  $(5,316,976)
                             ==========   ==========   =========  ========  =========  ==========  ============   ===========























               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                              ORA ELECTRONICS, INC.
                             STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999

                                                                      2001          2000          1999
                                                                  -----------   -----------   -----------
Cash flows from operating activities:
    Net income (loss)                                             $(2,310,837)  $(6,351,740)  $    42,943
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
         Depreciation and amortization                                184,131       219,939       253,422
         Provision for losses and returns on accounts                (104,935)     (303,376)     (333,101)
         receivable
         Changes in assets and liabilities:
             Accounts receivable                                      311,206     2,295,286     1,229,988
             Inventories                                              160,489     2,370,387     2,061,578
             Federal tax refund                                          --            --            --
             Prepaid expenses                                          12,552        90,562       (28,839)
             Accounts payable, accrued interest and other
                accrued expenses                                   (2,007,289)    1,090,082    (1,089,137)
                                                                  -----------   -----------   -----------

                Net cash provided by (used in) operating
                    activities                                     (3,754,683)     (588,860)    2,136,854
                                                                  -----------   -----------   -----------

Cash flows from investing activities:
    Capital expenditures                                                5,850        12,468       (50,826)
    Loan receivable, officer                                          298,097       311,705       (29,969)
    Proceeds from issuance of stock                                   797,999       362,779             1
                                                                  -----------   -----------   -----------

             Net cash provided by (used in) investing activities    1,101,946       686,952       (80,794)

Cash flows from financing activities:
    Borrowing (repayment) of notes payable                          2,331,814      (946,775)     (409,072)
    Repayment of trust deed payable                                   (84,869)      (76,920)      (69,716)
    Issuance (repayment) of long-term debt                            109,502      (483,844)     (177,026)
                                                                  -----------   -----------   -----------

             Net cash provided by (used in) financing activities    2,356,447    (1,507,539)     (655,814)
                                                                  -----------   -----------   -----------

Net increase (decrease) in cash and cash equivalents                 (296,291)   (1,409,447)    1,400,246
Cash and cash equivalents at beginning of year                        398,493     1,807,940       407,694
                                                                  -----------   -----------   -----------

Cash and cash equivalents at end of year                          $   102,202   $   398,493   $ 1,807,940
                                                                  ===========   ===========   ===========

Supplemental disclosure of cash flow information:
    Interest paid                                                 $   554,387   $   518,052   $   622,758
                                                                  ===========   ===========   ===========

    Income taxes paid                                             $      --     $      --     $      --
                                                                  ===========   ===========   ===========






               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                                               ORA ELECTRONICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BUSINESS:

         ORA Electronics, Inc. (the "Company") is a developer and supplier of interface, connectivity solutions and peripheral accessories for wireless communication devices. The Company's products supplement the effectiveness of cellular telephones, personal communications systems ("PCS"), pagers, computing devices and Intelligent transportation Systems industry. The Company currently carries over 50 products which are sold to over 40 customers in the United States, and throughout North, Central and South America. Among the Company's customers are major retailers such as OfficeMax and Cablevision Electronics, service providers and wireless carriers, original equipment manufacturers ("OEMs"), auto manufacturers, regional distributors and dealers.

NOTE 2 - FINANCIAL RESULTS AND LIQUIDITY

         The Company has incurred operating losses of $1,976,444, $5,903,483 and $1,032,025 in the fiscal years ended March 31, 2001, 2000 and 1999, respectively. For several years the company's major competitors, many with greater resources, have aggressively lowered their selling prices in an attempt to increase market share. Although the company has benefited from its own internal cost reduction programs, the effects of lower pricing by major competitors has more than offset the company's cost reductions.

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

         The company's independent public accountants have included a "going concern" emphasis paragraph in their audit reports accompanying the March 31, 2001 and March 31, 2000 financial statements. The paragraph states that the company's recurring losses and its inability to secure working capital financing raise substantial doubt about the company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty.

         Existing cash flow is not expected to be sufficient to cover liquidity requirements after July 31, 2001, and the company is currently facing the prospect of not having adequate funds to operate its business (See Note 8 to the financial statements for details of the Company's efforts to obtain a replacement working capital line of credit). There can be no assurance that an affordable working capital credit facility can be arranged or that any long-term restructuring alternative can be successfully initiated or implemented by July 31, 2001, in which case the company may be compelled to pursue a bankruptcy filing in the absence of a proposed or pre-approved financial restructuring.

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

         The options and warrants are exercisable as follows:

            Options      Warrants*         Price        Expires
            -------  -----------------   -------   -----------------

            14,772   Class A   482,609   $  5.00   December 31, 2001
            20,208   Class B   649,314   $ 10.00   December 31, 2001
            17,478   Class C   567,895   $ 15.00   December 31, 2001
            23,022   Class D   736,691   $ 20.00   December 20, 2001
            ------           ---------
            75,480           2,436,509
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

                                                    2001        2000
                                                ---------   ---------
          Trade accounts receivable             $ 297,629   $ 608,835
          Less allowance for doubtful accounts    279,187     318,896
          Less allowance for sales returns         10,000      75,000
                                                ---------   ---------

              Trade accounts receivable, net    $   8,442   $ 214,939
                                                =========   =========

Inventories

         Inventories are stated at the lower of cost (determined on a weighted average cost basis) or market. Market value is based upon net realizable value. Appropriate consideration is given to deterioration, obsolescence, and other factors in evaluating net realizable value.

Goodwill

         Goodwill consists of the excess of consideration paid over the fair value of net assets acquired and is amortized on a straight-line basis against income over 40 years. Goodwill of $299,188 at March 31, 2001 and 2000 is included in deferred expenses net of accumulated amortization of $44,269 and $36,790 respectively.

Revenues

         Revenues are recognized upon shipment of product to customers.

 Research and Development Expenses

         Research and development expenditures are expensed as incurred and are included in general and administrative expenses.

         The total research and development costs for new products for the years ended March 31, 2001, 2000 and 1999 were approximately $615,000, $625,000 and $440,000 respectively, including $53,000, $57,000 and $36,000 of purchased materials that do not have alternative future uses.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Concentration of Cash Balances

         The Company maintains cash balances with two banks. The amount on deposit in one financial institution exceeds the $100,000 federally insured limit by $59,280 at March 31, 2001.

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

                                 Useful Life
Assets                            In Years    March 31, 2001  March 31, 2000
                                 ---------    ----------      ----------
Land                                          $2,900,000      $2,900,000

Building and improvements        31.5 - 39     4,269,918       4,269,917
Machinery and equipment             5 - 7        585,061         585,061
Computer equipment                  5            491,824         491,824
Furniture and fixtures              5 - 7        412,482         412,482
                                              ----------      ----------
                                                               8,659,284

Less: accumulated depreciation                 3,022,783       2,844,500
                                              ----------      ----------
                                              $5,636,503      $5,814,784
Net property and equipment
                                              ==========      ==========

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

NOTE 9 - LONG-TERM DEBT:

                                                      March 31,      March 31,
                                                         2001           2000
                                                     -----------    -----------
Long-term debt consists of the following:

Trust deed payable, secured by certain real
estate, payable in monthly installments of
$43,418 including interest at 9.875% per
annum, due February 2019, callable with six
months notice.                                        $4,370,011     $4,454,880

Note payable with interest payable at a rate
of 8% per annum, principal and interest due
December 31, 2001.                                     1,405,858      1,298,116


Security deposit                                          33,580         33,580
                                                      ----------     ----------

Total Debt                                             5,809,449      5,752,996

Less: current maturities                               1,499,499         84,870
                                                      ----------     ----------

Total Long-Term Debt                                  $4,309,950     $5,668,126
                                                      ==========     ==========


Maturities of long-term debt for the years subsequent to March 31, 2001 are as follows:

                        2001                              $ 1,499,499
                        2002                                  103,318
                        2003                                  113,995
                        2004                                  125,775

                  Thereafter                                3,966,862
                                                          -----------

                                                          $ 5,809,449
                                                          ===========


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

         The following table summarizes stock option activity:

           Option Shares                               2001     2000
                                                     ------   ------

           Outstanding at beginning of fiscal year   95,500   95,500
           Granted                                        0        0
           Exercised                                      0        0
           Forfeitures                               16,500        0
                                                     ------   ------

           Outstanding March 31 ($5.00 per share)    79,000   95,500
                                                     ======   ======

           Exercisable March 31                      64,000   47,750
                                                     ======   ======

         The shareholders also approved a Non-Employee Directors Stock Option Plan. Under the plan, a maximum of 100,000 shares may be granted to non-employee directors at not less than 100% of the fair market value at the date of grant. Shares may be exercised in two equal installments commencing on the first anniversary of the date of the grant.

NOTE 14 - LOWER OF COST OR MARKET ADJUSTMENT:

         Adjustments of $2,300,000, $579,000 and $978,256 were made in the fiscal years ended March 31, 2001, 2000 and 1999, respectively, to reflect inventory at the lower of cost or market, as determined by management's estimates of value below the Company's cost.

NOTE 15 - INCOME TAXES:

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards. Significant components and the approximate tax effect of the Company's deferred tax assets as of March 31, 2000 and 1999 are as follows:

                                                2001           2000
                                            -----------    -----------
         Net operating loss carryforwards   $ 4,069,605    $ 1,121,543
         Less valuation allowance            (4,069,605)    (1,121,543)
                                            -----------    -----------
         Net deferred tax asset                      --             --
                                            ===========    ===========

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

         No income taxes were paid for the years ended March 31, 2001 and 2000.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd of August, 2001.


                                                      ORA ELECTRONICS, INC.

                                                      By:  /s/ John M. Burris
                                                      -------------------------
                                                             John M. Burris
                                                             President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of July, 2000.

               Signature                            Title


By:  /s/ Iqbal Ashraf
       Iqbal Ashraf                       Chairman of the Board

By:  /s/ John M. Burris                   President and Chief Executive Officer
     ---------------------------          and Director and Principal
       John M. Burris                     Financial and Accounting Officer

By:  /s/ Matthew F. Jodziewicz            Vice President of Technology and
     -------------------------            Legal Affairs, Secretary and Director
       Matthew F. Jodziewicz

By:  /s/ William B. Barnett               Director
     ----------------------
       William B. Barnett

                                  EXHIBIT INDEX

Exhibit No.                                       Description
--------------------------------------------------------------------------------

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