Form 10-Q
period 2001-06-30
ORA ELECTRONICS INC
filed 2001-09-21
CIK 1029182

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 25049

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to
                                                                     --------
                         Commission File Number 0-21903

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

            Yes .....      No .....            Not Applicable ..X..

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                Outstanding at September 20, 2001
-------------------                         ------------------------------
Common Stock, $.001                                23,568,152 shares
   par value











































                          Exhibit Index on Page 20

                              ORA ELECTRONICS, INC.
                                    Form 10-Q
                                  June 30, 2000


                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----

PART I -    Financial Information                                         4

      Item 1.     Financial Statements                                    4

                  Balance Sheets as of June 30, 2001 and
                  March 31, 2001                                          4

                  Statements of Operations and Retained
                  Deficit for the three-month periods
                  ended June 30, 2001 and 2000                            6

                  Statements of Cash Flows for the
                  three-month periods ended June 30,
                  2001 and 2000                                           7

                  Notes to Financial Statements                           8

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                             13


PART II -   Other Information.                                           20

      Item 1.     Legal Proceedings.                                     20

      Item 6.     Exhibits and Reports on Form 8-K.                      20

Signatures                                                               23

Exhibit Index                                                            24

Exhibits                                                              25-26

                         Part I - FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

                           ORA ELECTRONICS, INC.
                              Balance Sheets
                                                June 30, 2001  March 31, 2001
                                                 (Unaudited)      (Audited)
                                                 -----------      ---------
                                  ASSETS
Current assets:
   Cash and cash equivalents (Note 2)           $     43,026    $    102,202
   Trade accounts receivable, less allowances
     for sales returns and doubtful accounts of
     $334,629 ($289,187 at March 31, 2001)            63,013           8,442
   Inventories                                        64,120          34,797
                                                ------------      ----------
   Total current assets                              170,159         145,441

Property and equipment, net                        5,593,903       5,636,503

Other assets:
   Deferred expenses                                 275,150         273,235
                                                ------------    ------------
Total assets                                    $  6,039,212    $  6,055,179
                                                ============    ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Current maturities of long-term debt         $     95,972    $  1,499,499
   Trade payables                                  3,296,191       5,463,278
   Accrued interest                                   19,173          19,173
   Other accounts payable and
     accrued expenses                              2,129,451          80,255
                                                ------------    ------------
       Total current liabilities                   5,540,787       7,062,205

Security deposit                                      33,580          33,580
Long-term debt                                     5,685,648       4,276,370
                                                ------------    ------------
       Total liabilities                          11,260,015      11,372,155
                                                ------------    ------------

Contingencies (Note 4)

Stockholders' deficiency:

Preferred stock, $.001 par value, authorized
   5,000,000 shares, none issued                        -               -

Common stock, par value $.001 per share,
  authorized 30,000,000 shares, issued and
  outstanding 23,568,152 shares at June 30,
  2001 and 8,518,152 shares at March 31, 2001         23,568           8,518

Additional paid in capital                         7,719,500       7,284,549
Retained deficit                                 (12,963,871)    (12,610,043)
                                                ------------    ------------
Total stockholders' deficiency                    (5,220,803)     (5,316,976)
                                                ------------    ------------
Total liabilities and stockholders' deficiency  $  6,039,212    $  6,055,179
                                                ============    ============












                 See accompanying notes to financial statements.

                              ORA ELECTRONICS, INC.
                  Statements of Operations and Retained Deficit
             For the Three Month Period Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                 Three Months
                                                     Ended
                                                    June 30,
                                           2001                  2000
                                           ----                  ----
Net sales                             $    102,540           $   251,902
Costs of goods sold                         49,090               113,736
                                       -----------           -----------
   Gross profit                             53,450               138,166
                                       -----------           -----------
Operating expenses:
 Selling and shipping                       71,672               168,359
 Administrative and general                257,959               605,955
                                       -----------           -----------
Total operating expenses                   329,631               774,314
                                       -----------           -----------
Operating loss                            (276,181)             (636,148)
Interest expense                          (136,094)             (141,948)
Other income and expense                    58,447                61,898
                                       -----------           -----------
Loss before income taxes                  (353,828)             (716,198)
Provision for income taxes                    -                     -
                                       -----------           -----------
Net loss                              $   (353,827)          $  (716,198)

Retained deficit, beginning
  of period                            (12,610,043)          (10,299,206)
                                       -----------           -----------
Retained deficit, end
  of period                           $(12,963,871)         $(11,015,404)
                                       ===========           ===========
Per common share information:
  Net loss                             $  (353,827)          $  (716,198)
                                       ===========           ===========
Loss per share:
  Basic and diluted                    $     (0.02)          $     (0.10)
                                       ===========           ===========
Weighted average shares outstanding
  used in the per share calculation:
   Basic and diluted                    23,568,152             7,317,638
                                       ===========           ===========





                 See accompanying notes to financial statements.

                              ORA ELECTRONICS, INC.
                            Statements of Cash Flows
            For the Three Month Periods Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                           Three Months
                                                          Ended June 30,
                                                      2001             2000
                                                      ----             ----
Cash flows from operating activities
   Net loss                                      $  (353,827)      $  (716,198)
Adjustments to reconcile net loss to net
 cash provided (used in) by operating activities:
   Depreciation and amortization                      52,119            44,886
   Provision for losses and sales returns            438,566             6,286
   Issuance of common stock as compensation             -              160,000
Changes in assets and liabilities:
     Trade accounts receivable                       (54,571)          176,381
     Inventories                                     (29,323)          (12,617)
     Prepaid expenses                                   -                3,112
     Trade payables                               (2,167,087)          182,273
     Other accounts payable and
       accrued expenses                            2,049,196            (7,695)
                                                 -----------       -----------
Net cash provided by (used in) operating
  activities                                         (64,927)         (156,339)
                                                 -----------       -----------
Cash flows from investing activities:
   Capital expenditures                                 -               (5,850)
   Loan receivable, officer                             -               (3,571)
                                                 -----------       -----------
Net cash (used in) investing activities                 -               (9,421)
                                                 -----------       -----------
Cash flows from financing activities:
   Net borrowings of long-term debt                    5,751             5,694
                                                 -----------       -----------
Net cash provided by financing activities              5,751             5,694
                                                 -----------       -----------
Net (decrease) in cash and cash equivalents          (59,176)         (160,066)
Cash and cash equivalents, beginning of period       102,202           398,493
                                                 -----------       -----------
Cash and cash equivalents, end of period         $    43,026       $   238,427
                                                 ===========       ===========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest                                    $   102,725       $   115,813
                                                 ===========       ===========
     Income taxes                                $      -          $      -
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

NOTE 2 - FINANCIAL RESULTS AND LIQUIDITY:
-----------------------------------------
      The Company has incurred operating losses of $1,976,444, $5,903,483 and $1,032,025 in the fiscal years ended March 31, 2001, 2000 and 1999, and is reporting an operating loss for the three months ended June 30, 2001 of $276,181. For several years the Company's major competitors, many with greater resources, have aggressively lowered their selling prices in an attempt to increase market share. Although the company has benefited from its own internal cost reduction programs, the effects of lower pricing by major competitors has more than offset the Company's cost reductions.

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

      The Company's independent public accountants have included a "going concern" emphasis paragraph in their audit reports accompanying the March 31, 2001 and the March 31, 2000 financial statements. The paragraph states that the Company's recurring losses and its inability to secure working capital financing raise substantial doubt about the Company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty. The financial statements at, and for the three-month period ended June 30, 2001, similarly do not include adjustments that might result from the outcome of this uncertainty.

      The Company believes that available cash, cash flow from operations and any borrowings that might be made available through a yet to be obtained replacement credit facility, may not be sufficient to cover liquidity requirements after September 30, 2001, and the Company is currently facing the prospect of not having adequate funds to operate its business. There can be no assurance that any long-term restructuring alternative can be successfully initiated or implemented by September 30, 2001, in which case the Company may be compelled to pursue a bankruptcy filing in the absence of a proposed or pre-approved financial restructuring.

NOTE 3 - BASIS OF INTERIM PRESENTATION:
-----------------------------------------

      Interim financial statements and information are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of the interim results have been made. All such adjustments were of a normal recurring nature, but do not include any adjustments that might be necessary if the Company is not able to continue as a going concern. The results for the three months ended June 30, 2001 are not necessarily an indication of results to be expected for the entire fiscal year. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. All information reported in this Form 10-Q should be read in conjunction with the Company's annual financial statements and notes thereto for the fiscal year ended March 31, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

      For comparative purposes, certain amounts in the financial statements from the prior year quarter ended June 30, 2000 have been reclassified.

NOTE 4 - CONTINGENCIES:
-----------------------
Legal Proceedings

         The Company is involved in some legal proceedings, many of which arise in the ordinary course of its business. While any litigation contains as element of uncertainty, management believes that the outcome of such proceedings will not have a material adverse effect on the Company's results of operations.

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

      Since it is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which the Company is adversely affected by Year 2000 problems. As of September 20, 2001, the Company has not experienced any significant Year 2000 issues relating to the procurement, sales or support of the Company's products. The Company believes that it may take several more months to determine the impact of the Year 2000, if any, on its customers or suppliers.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

      Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto.


RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2001
COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         Net Sales. Net sales for the first fiscal quarter ended June 30, 2001 were $102,540 compared to $251,902 in the same quarter of 2000, a decrease of 59.3%. The decrease represents a continuation of a trend of the Company's inability to retain its customer base largely due to severe cash flow constraints, as more fully described in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations below. The Company is actively exploring ways to raise the required capital to enable it to replace this reduction in net sales, including exploring alternative channels of distribution, however, no assurance can be given that the Company will be able to do so.

         Gross Profit. Gross profit for the first quarter ended June 30, 2001 was $53,450 compared to gross profit of $138,166 in the same quarter of 2000. Gross profit as a percentage of net sales was 52.1% for the first quarter ended June 30, 2001 compared to gross profit as a percentage of net sales of 54.8% for the quarter ended June 30, 2000. The gross profit decrease in the quarter ended June 30, 2001 is primarily attributed to the decline in net sales described above.

         Selling and Shipping Expense. Selling and shipping expense decreased by $96,687, or 57.4%, to $71,672 for the first quarter of fiscal 2001 compared with $168,359 in the same period of the prior year. The decrease in selling and shipping expense is primarily attributable to lower costs of shipping, warehousing, personnel, freight and sales commissions associated with the decreased sales volume described above.

         Administrative and General Expense. Administrative and general expense decreased by $347,996, or 57.4%, to $257,959 for the first quarter of fiscal 2001 compared with $605,955 in the same period of the prior year. The decrease is primarily attributable to a reduction in personnel and salaries of existing personnel during the current quarter as part of the Company's efforts to reduce expenses.

         Interest Expense. Interest expense for the first quarter of fiscal 2002 was $136,094 compared with $141,948 in the same period of the prior year. The decrease of $5,854, or 4.1% is primarily attributable to a reduction in the interest portion of the Company's mortgage payments to AAL, as the loan ages.

         Other Income and Expense. Other income decreased by $3,451, or 5.6%, to $58,447 for the first quarter of fiscal 2001 compared with $61,898 in the same period of the prior year.

         Income Taxes. The Company has made no provision for income taxes as it has a history of net losses, which has resulted in tax loss carry-forwards. At

June 30, 2001, the Company had available federal net operating loss carry-forwards of approximately $9,720,000, which expire in 2012 through 2014, and state net operating loss carry-forwards of approximately $3,305,000, which expire in 2002 through 2004.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary cash requirements are to fund working capital needs, primarily accounts receivable and inventories. Historically, the Company has satisfied these working capital requirements principally through cash flow from operations and bank borrowings.

      At June 30, 2001, the Company had $43,026 in cash and cash equivalents with a working capital deficit of $5,370,628, contrasted to $102,202 in cash and cash equivalents with a working capital deficit of $6,916,764 at March 31, 2001. Net cash used in operating activities was $64,927 for the three months ended June 30, 2001, compared with net cash used in operating activities of $156,339 for the first fiscal quarter ended June 30, 2000. Working capital may vary from time to time as a result of seasonality, new product introductions, capital expenditures, and changes in inventory and trade accounts receivable levels.

      The Company believes that available cash, cash flow from operations and any borrowings that might be made available through a yet to be obtained replacement credit facility, may not be sufficient to meet operating needs and capital expenditure requirements in the immediate future.

      The Company has incurred operating losses of $1,976,444, $5,903,483 and $1,032,025 in the fiscal years ended March 31, 2001, 2000 and 1999, and is reporting an operating loss for the three months ended June 30, 2001 of $276,181. For several years the Company's major competitors, many with greater resources, have aggressively lowered their selling prices in an attempt to increase market share. Although the company has benefited from its own internal cost reduction programs, the effects of lower pricing by major competitors has more than offset the Company's cost reductions.

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

      The Company's independent public accountants have included a "going concern" emphasis paragraph in their audit reports accompanying the March 31, 2001 and March 31, 2000 financial statements. The paragraph states that the Company's recurring losses and its inability to secure working capital financing raise substantial doubt about the Company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty. The financial statements at, and for the three-month period ended June 30, 2001, similarly do not include adjustments that might result from the outcome of this uncertainty.

      The Company believes that available cash, cash flow from operations and any borrowings that might be made available through a yet to be obtained replacement credit facility, may not to be sufficient to cover liquidity requirements after September 30, 2001, and the Company is currently facing the prospect of not having adequate funds to operate its business. There can be no assurance that any long-term restructuring alternative can be successfully initiated or implemented by September 30, 2001, in which case the Company may be compelled to pursue a bankruptcy filing in the absence of a proposed or pre-approved financial restructuring.

      On December 23, 1996, the Company obtained a $1,000,000 loan from an unrelated third party which was used to pay the initial required $1,000,000 reduction on its then existing credit facility. Such $1,000,000 loan bears interest at 8% per annum and all principal and interest is due and payable upon maturity on December 31, 2001. At June 30, 2001, the balance of principal and accrued interest was $1,434,163.

      The loan from the Aid Association for Lutherans ("AAL") obtained by the Company to purchase its headquarters and distribution facility in Chatsworth, California is, by its terms, callable by AAL upon six months notice. As of June 30, 2001, the outstanding principal balance of such loan was $4,251,485. Such loan bears interest at 9.875% per year, is payable in monthly installments of $43,418, representing both principal and interest, matures in February 2019 and is secured by the real property on which the facility is located. As of September 20, 2001, the Company is three months delinquent on the mortgage payments to AAL, having missed payments due on July 15, 2001, August 15,2001 and September 15, 2001. The Company is attempting to sell or refinance the property in order to cure the delinquency. However, no assurances can be given that the Company will be able to do so.

      Net cash provided by financing activities of $5,751 for the three months ended June 30, 2001, is primarily attributed to accrued interest on the note to General Funding Corporation of approximately $26,135, offset by repayments of approximately $20,441 on the mortgage debt to AAL.

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

      Since it is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which the Company is adversely affected by Year 2000 problems. As of September 20, 2001, the Company has not experienced any significant Year 2000 issues relating to the procurement, sales or support of the Company's products. The Company believes that it may take several more months to determine the impact of the Year 2000, if any, on its customers or suppliers.

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

(4)   Incorporated by reference from the Registrant's Form
      10-Q filed on February 14, 1998.

(5)   Incorporated by reference from the Registrant's Form
      8-K filed on April 17, 1998.

(6)   Incorporated by reference from the Registrant's Form
      10-K filed on June 29, 1998.


(b)   Reports on Form 8-K.
      --------------------

      A Current Report on Form 8-K was filed on June 25, 2001, in connection with the Company's extension of the exercise deadlines relating to its Class A, Class B and Class C Warrants. By their terms, the Company's Class A Warrants now entitle the holders thereof to purchase shares of the Company's common stock at an exercise price of $5.00 per share on or prior to December 31, 2001, the Company's Class B Warrants now entitle the holders thereof to purchase shares of the Company's common stock at an exercise price of $10.00 per share on or prior to December 31, 2001, and the Company's Class C Warrants now entitle the holders thereof to purchase shares of the Company's common stock at an exercise price of $15.00 per share on or prior to December 31, 2001.

                                SIGNATURES
                                ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ORA ELECTRONICS, INC.
                                   (Registrant)




Dated: September 21, 2001             By: /s/ JOHN M. BURRIS
                                      ------------------------------
                                      John M. Burris, Duly Authorized
                                      Representative and Chief Financial
                                      Officer

                               EXHIBIT INDEX


Exhibit No.         Description                                       Page
-----------------------------------------------------------------------------

   11               Statement Re: Computation of
                    Earnings Per Share                                 21


   27               Financial Data Schedule                            22

                                                                 EXHIBIT 11


              STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE





                                               Three Months Ended June 30,
                                                 2001                2000
                                                 ----                ----
Basic and diluted weighted average
 number of shares of common stock
 outstanding                                  23,568,152           7,317,638
                                             ===========         ===========

Net earnings (loss)                          $  (353,827)        $  (716,198)
                                             ===========         ===========

Basic and diluted earnings                   $     (0.02)        $     (0.10)
 (loss) per share                            ===========         ===========