Form 10-Q
period 2001-09-30
ORA ELECTRONICS INC
filed 2001-11-14
CIK 1029182

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 25049

                           -----------------------

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2001

( )   Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from        to
                                                         -------    ------

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

      Yes  .....       No  .....          Not Applicable  ..X..


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at November 13, 2001
            -----                   --------------------------------
Common Stock, $.001 par value              23,568,152 shares


































                            Exhibit Index on page 20

                              ORA ELECTRONICS, INC.
                                    Form 10-Q
                               September 30, 2001


                                TABLE OF CONTENTS

                                                                      Page
                                                                      ----

PART I -       Financial Information.                                   4

   Item 1.     Financial Statements                                     4

               Balance Sheets as of September 30, 2001 and
               March 31, 2001                                           4

               Statements of Operations and Retained Deficit
               for the three and six month periods ended
               September 30, 2001 and 2000                              6

               Statements of Cash Flows for the six month
               periods ended September 30, 2001 and 2000                7


               Notes to Financial Statements                            8

   Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations.           11


PART II -      Other Information.                                       17

   Item 6.     Exhibits and Reports on Form 8-K.                        17

Signatures                                                              18

Exhibit Index                                                           20

Exhibits                                                                21-22

                         PART I -FINANCIAL INFORMATION.

   ITEM 1.    FINANCIAL STATEMENTS.

                              ORA ELECTRONICS, INC.
                                 Balance Sheets

                                            September 30,    March 31,
                                                2001           2001
                                            (Unaudited)      (Audited)
                                            -----------      ---------
                                     ASSETS
Current assets:
  Cash and cash equivalents                $     57,711    $    102,202
  Trade accounts receivable, less
    allowance for sales returns and
    doubtful accounts of $424,817
    ($289,187 at March 31, 2001)                 52,122           8,442
  Inventories                                    27,992          34,797
                                             ------------    ------------

    Total current assets                        137,825         145,441

Property and equipment, net                   5,551,303       5,636,503
Other assets:
   Deferred expenses                            272,864         273,235
                                           ------------    ------------

Total assets                               $  5,961,992    $  6,055,179
                                           ============    ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt     $  1,561,398    $  1,499,499
  Notes payable                                 250,000            -
  Trade payables                              5,221,406       5,463,278
  Accrued interest                               19,173          19,173
  Other accounts payable and accrued
    expenses                                    274,325          80,255
                                           ------------    ------------
      Total current liabilities               7,326,302       7,062,205

Security deposit                                 33,580          33,580
Long-term debt                                4,249,096       4,276,370
                                           ------------    ------------
      Total liabilities                      11,608,978      11,372,155
                                           ------------    ------------




                 See accompanying notes to financial statements.

                              ORA ELECTRONICS, INC.
                                 Balance Sheets
                                   (Continued)

                                            September 30,    March 31,
                                                2001           2001
                                            (Unaudited)      (Audited)
                                            -----------      ---------
Stockholders' equity:

Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   none issued                                     -               -

Common stock, par value $.001 per share,
  authorized 30,000,000 shares, issued
  and outstanding 23,568,152 shares at
  September 30, 2001 and 8,518,152
  shares at March 31, 2001                       23,568           8,518

Additional paid in capital                    7,719,500       7,284,549
Retained (deficit)                          (13,390,054)    (12,610,043)
                                           ------------    ------------

Total stockholders' equity                   (5,646,986)     (5,316,976)
                                           ------------    ------------

Total liabilities and stockholders'
   equity                                  $  5,961,992    $  6,055,179
                                           ============    ============



                 See accompanying notes to financial statements.

                              ORA ELECTRONICS, INC.
                  Statements of Operations and Retained Deficit
                    For the Three Month and Six Month Periods
                        Ended September 30, 2001 and 2000
                                   (Unaudited)

                                              Three months                         Six months
                                           2001           2000                2001           2000
                                           ----           ----                ----           ----
Net sales                              $   158,038    $   219,419         $   261,332    $   471,320
Cost of goods sold                          82,067        296,628             131,157        410,363
                                       -----------    -----------         -----------    -----------
Gross profit                                75,971        (77,209)            130,175         60,957
                                       -----------    -----------         -----------    -----------
Operating expenses:
 Selling and shipping                       92,283        105,851             258,606        274,210
 Administrative and general                332,145        380,979             496,172        986,934
                                       -----------    -----------         -----------    -----------
Total operating expenses                   424,428        486,830             754,778      1,261,144
                                       -----------    -----------         -----------    -----------
Operating (loss)                          (348,457)      (564,039)           (624,603)    (1,200,187)
Interest (expense)                        (136,088)      (136,414)           (272,181)      (278,362)
Other income (Note 7)                       58,328         56,535             116,774        118,433
                                       -----------    -----------         -----------    -----------
(Loss) before income taxes                (426,217)      (643,918)           (780,010)    (1,360,116)
Provision for income taxes                    -              -                   -              -
                                       -----------    -----------         -----------    -----------
Net (loss)                                (426,217)      (643,918)           (780,010)    (1,360,116)

Retained deficit, beginning
 of period                             (12,963,871)   (11,015,404)        (12,610,043)   (10,299,206)
                                       -----------    -----------         -----------    -----------
Retained deficit, end
 of period                            $(13,390,054)  $(11,659,322)       $(13,390,054)  $(11,659,322)
                                       ===========    ===========         ===========    ===========
Per common share information:
  Net (loss)                           $  (426,217)   $  (643,918)        $  (780,010)   $(1,360,116)
                                       ===========    ===========         ===========    ===========
(Loss) per share:
  Basic and diluted                    $     (0.02)   $     (0.09)        $     (0.03)   $     (0.18)
                                       ===========    ===========         ===========    ===========
Weighted average shares outstanding
  used in the per share calculation:
  Basic and diluted                     23,568,152      7,517,844          23,568,152      7,517,000
                                       ===========    ===========         ===========    ===========





                 See accompanying notes to financial statements.

                              ORA ELECTRONICS, INC.
                            Statements of Cash Flows
           For the Six Month Periods Ended September 30, 2001 and 2000
                                   (Unaudited)
                                                  Six Months Ended September 30,
                                                        2001            2000
                                                        ----            ----
Cash flows from operating activities:
   Net income (loss)                               $  (780,010)   $ (1,360,116)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
  activities:
     Depreciation and amortization                      89,772         104,238
     Provision for losses and sales returns             88,704           4,276
     Changes in assets and liabilities:
        Trade accounts receivable                      (43,680)        192,816
        Inventories                                      6,805          (3,220)
        Notes payable                                  250,000            -
        Trade payables                                (241,872)        216,190
        Accrued interest                                  -             (7,103)
        Other accounts payable and
          accrued expenses                             194,070         (80,021)
                                                   -----------     -----------
Net cash provided by (used in) operating
  activities                                          (436,211)       (772,898)
                                                   -----------     -----------
Cash flows from investing activities:
   Capital expenditures                                   -               -
   Loan receivable, officer                               -            298,097
   Security deposits                                      -               -
                                                   -----------     -----------
Net cash (used in) investing activities                   -            298,097
                                                   -----------     -----------
Cash flows from financing activities:
   Borrowing (repayment) of long-term debt              34,626           7,129
   Issuance of common stock                            357,094         150,000
                                                   -----------     -----------
Net cash provided by financing activities              391,720         157,129
                                                   -----------     -----------
Net (decrease) in cash and cash
  equivalents                                          (44,491)       (317,672)

Cash and cash equivalents, beginning of period         102,202         398,493
                                                   -----------     -----------
Cash and cash equivalents, at end of period        $    57,711     $    80,821
                                                   ===========     ===========
Supplemental disclosure of cash flow information:
   Interest paid                                   $    78,908     $   219,116
                                                   ===========     ===========
   Income taxes paid                               $      -        $      -
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

NOTE 2 - FINANCIAL RESULTS AND LIQUIDITY

     The Company has incurred operating losses of $1,976,444, $5,903,483 and $1,032,025 in the fiscal years ended March 31, 2001, 2000 and 1999, and is reporting an operating loss for the six months ended September 30, 2001 of $624,603. For several years the company's major competitors, many with greater resources, have aggressively lowered their selling prices in an attempt to increase market share. Although the company has benefited from its own internal cost reduction programs, the effects of lower pricing by major competitors has more than offset the company's cost reductions.

     The Company's management team has been developing a broad operational and financial restructuring plan. The plan, which is designed to leverage the company's brand, distribution and technology strengths, includes reducing costs, disposition of certain assets, focusing on development of alternative channels of distribution and capitalizing on the company's patented technologies. Restructuring costs must be incurred to implement the plan.

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

     The company's independent public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the March 31, 2001 financial statements. The paragraph states that the company's recurring losses and its inability to secure working capital financing raise substantial doubt about the company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty. The financial statements at, and for the three month and six month periods ended, September 30, 2001, similarly do not include adjustments that might result from the outcome of this uncertainty.

     The Company believes that available cash, cash flow from operations and any borrowings that might be made available through a yet to be obtained credit facility, may not to be sufficient to cover liquidity requirements after November 30, 2001, and the Company is currently facing the prospect of not having adequate funds to operate its business. There can be no assurance that any long-term restructuring alternative can be successfully initiated or implemented by November 30, 2001, in which case the Company may be compelled to pursue a bankruptcy filing in the absence of a proposed or pre-approved financial restructuring.

NOTE 3 - BASIS OF INTERIM PRESENTATION

     Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three and six months ended September 30, 2001 are not necessarily an indication of results to be expected for the entire fiscal year. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. All information reported in this Form 10-Q should be read in conjunction with the Company's annual financial statements and notes thereto for the fiscal year ended March 31, 2001 filed with the Securities and Exchange Commission.

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

     For comparative purposes, certain amounts in the financial statements from the prior periods ended March 31, 2001 and September 30, 2000 have been reclassified.

NOTE 4 - LEGAL PROCEEDINGS

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

     Since it is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which the Company is adversely affected by Year 2000 problems. As of September 30, 2001, the Company has not experienced any significant Year 2000 issues relating to the procurement, sales or support of the Company's products. The Company believes that it may take several more months to determine the impact of the Year 2000, if any, on its customers or suppliers.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

     Management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto.


RESULTS OF OPERATIONS COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     Net Sales. Net sales decreased by $61,381, or 28.0%, to $158,038 for the second quarter of fiscal 2002 compared to $219,419 for the same period of the prior year. The decrease represents a continuation of a trend of the Company's inability to retain its customer base largely due to severe cash flow constraints, as more fully described in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations below. The Company is actively exploring ways to raise the required capital to enable it to replace this reduction in net sales, including exploring alternative channels of distribution, however, no assurance can be given that the Company will be able to do so.

     Gross Profit. Gross profit increased by $153,180, to $75,971 for the second quarter of fiscal 2002 compared with a gross loss of $77,209 for same period of the prior year. The gross profit as a percentage of net sales was approximately 48.1% for the current period, while the gross loss for the prior period was primarily attributable to the discounting of old, slow-moving inventory.



     Selling and Shipping Expense. Selling and shipping expense decreased by $13,568, or 12.8%, to $92,283 for the second quarter of fiscal 2002 compared with $105,851 in the same period of the prior year. The decrease in selling and shipping expense is primarily attributable to lower costs of shipping, warehousing, freight and sales commissions resulting from lower sales volume.

     Administrative and General Expense. Administrative and general expense decreased by $48,834, or 12.8%, to $332,145 for the second quarter of fiscal 2002 compared with $380,979 in the same period of the prior year. The decrease is primarily attributed to a reduction in personnel and salaries of existing personnel during the quarterly period ended September 30, 2001 as part of the Company's efforts to reduce expenses.

     Interest Expense. Interest expense for the second quarter of fiscal 2002 was $136,088 compared with $136,414 in the same period of the prior year.

     Other Income and Expense. Other income for the second quarter of fiscal 2002 was $58,328 compared with $56,535 in the same period of the prior year. Other income is primarily comprised of rental income from a tenant who is leasing approximately 38,000 square feet of the Company's facility.

     Income Taxes. The Company has made no provision for income taxes as it has a history of net losses, which has resulted in tax loss carryforwards. At September 30, 2001, the Company had available federal net operating loss carryforwards of approximately $10,120,000, which expire in 2012 through 2013, and state net operating loss carryforwards of approximately $3,505,000, which expire in 2002 through 2008.

COMPARISON OF SIX MONTHS ENDED SEPTEMBER 30, 2001 TO SIX MONTHS ENDED SEPTEMBER 30, 2000

     Net Sales. Net sales decreased by $209,988, or 44.6%, to $261,332 for the six months of fiscal 2002 ended September 30, 2001, compared with $471,320 for the same period of the prior year. The decrease represents a continuation of a trend of the Company's inability to retain its customer base largely due to severe cash flow constraints, as more fully described in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations below. The Company is actively exploring ways to raise the required capital to enable it to replace this reduction in net sales, including exploring alternative channels of distribution, however, no assurance can be given that the Company will be able to do so.

     Gross Profit. Gross profit increased by $69,218, or 113.6%, to $130,175 for the six months of fiscal 2002 ended September 30, 2001 compared with $60,957 for the same period of the prior year, while gross profit as a percentage of net sales increased to 49.8% from 12.9%. Gross profit and gross profit as a percentage of net sales for the prior period were negatively affected by the discounting of old, slow-moving inventory during that period.

     Selling and Shipping Expense. Selling and shipping expense decreased by $15,604, or 5.7%, to $258,606 for the six months of fiscal 2002 ended
September 30, 2001 compared with $274,210 in the same period of the prior year. The decrease in selling and shipping expenses is primarily attributable to lower costs of shipping, warehousing, freight and sales commissions as result of decreased sales volume.

     Administrative and General Expense. Administrative and general expense decreased by $490,762, or 49.7%, to $496,172 for the six months of fiscal 2002 ended September 30, 2001 compared with $986,934 for the same period of the prior year. The decrease is primarily attributable to a reduction in personnel and salaries of existing personnel during the six month period ended September 30, 2001 as part of the Company's efforts to reduce expenses.

     Interest Expense. Interest expense for the six months of fiscal 2002 ended September 30, 2001 was $272,181 compared with $278,362 in the same period of the prior year. The reduction is primarily attributed to the aging of the Company's mortgage on the Company's building, whereby more principal and less interest is amortized as the loan matures.

     Other Income and Expense. Other income for the six months of fiscal 2002 was $116,774 compared with Other income of $118,433 in the same period of the prior year. Other income is primarily attributable to rental income from a tenant who is occupying a portion of available space in the Company's corporate facility.

     Income Taxes. The Company has made no provision for income taxes as it has a history of net losses, which has resulted in tax loss carryforwards. At September 30, 2001, the Company had available federal net operating loss carryforwards of approximately $10,120,000, which expire in 2012 through 2013, and state net operating loss carryforwards of approximately $3,505,000, which expire in 2002 through 2008.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements are to fund working capital needs, primarily accounts receivable and inventories. Historically, the Company has satisfied these working capital requirements principally through cash flow from operations and bank borrowings.

         At September 30, 2001, the Registrant had $57,711 in cash and cash equivalents with a working capital deficiency of $7,188,477, contrasted to $102,202 in cash and cash equivalents with a working capital deficiency of $6,916,764 at March 31, 2001. Net cash used in operating activities was $436,211 for the six months ended September 30, 2001, compared with net cash used in operating activities of $772,898 for the six months ended September 30, 2000. Working capital may vary from time to time as a result of seasonality, new product introductions, capital expenditures and changes in inventory levels.

     The Company believes that available cash, cash flow from operations and any borrowings that might be made available through a yet to be obtained credit facility, may not be sufficient to meet operating needs and capital expenditure requirements in the immediate future.

     The Company has incurred operating losses of $1,976,444, $5,903,483 and $1,032,025 in the fiscal years ended March 31, 2001, 2000 and 1999, and is reporting an operating loss for the six months ended September 30, 2001 of $624,603. For several years the Company's major competitors, many with greater resources, have aggressively lowered their selling prices in an attempt to increase market share. Although the Company has benefited from its own internal cost reduction programs, the effects of lower pricing by major competitors has more than offset the Company's cost reductions.

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

     The Company's independent public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the March 31, 2001 financial statements. The paragraph states that the Company's recurring losses and its inability to secure working capital financing raise substantial doubt about the Company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty. Similarly, the unaudited financial statements presented for the periods ending September 30, 2001, do not include any adjustments that might be necessary if the Company were not able to continue as a going concern.

     Existing cash flow is not expected to be sufficient to cover liquidity requirements after November 30, 2001, and the Company is currently facing the prospect of not having adequate funds to operate its business. There can be no assurance that any long-term restructuring alternative can be successfully initiated or implemented by November 30, 2001, in which case the Company may be compelled to pursue a bankruptcy filing in the absence of a proposed or pre-approved financial restructuring.

     On December 23, 1996, the Company obtained a $1,000,000 loan from an unrelated third party which was used to pay the initial required $1,000,000 reduction on its then existing credit facility. Such $1,000,000 loan bears interest at 8% per annum and all principal and interest is due and payable upon maturity on December 31, 2001. At September 30, 2001, the balance of principal and accrued interest was $1,463,038.

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

     The loan from the Aid Association for Lutherans ("AAL") obtained by the Company to purchase its headquarters and distribution facility in Chatsworth, California is, by its terms, callable by AAL upon six months notice. As of September 30, 2001, the outstanding principal balance of such loan was $4,347,456. Such loan bears interest at 9.875% per year, is payable in monthly installments of $43,418, representing both principal and interest, matures in February 2019 and is secured by the real property on which the facility is located. As of September 30, 2001, the Company is four months delinquent on the mortgage payments to AAL, having missed payments due on July 15, 2001, August 15, 2001, September 15, 2001, and October 15, 2001. Unpaid and delinquent property taxes on the property amount to approximately $200,000 as of September 30, 2001. The Company is attempting to sell or refinance the property in order to cure the delinquencies. However, no assurances can be given that the Company will be able to do so.

     There was no cash provided by or used in investing activities for the first six months of fiscal 2002, compared with net cash provided by investing activities of $298,097 for the first six months of fiscal 2001. The net cash provided by investing activities in the prior period was attributable to the repayment of an officers loan receivable during that period.

     Cash flows provided by financing activities were $391,720 for the first six months of fiscal 2002, compared with cash flows provided by financing activities of $157,129 for the first six months of fiscal 2001. The increase in cash flows provided by financing activities is primarily attributed to an increase in capital provided to the Company by its major shareholder.

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

        Since it is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which the Company is adversely affected by Year 2000 problems. As of November 13, 2001, the Company has not experienced any significant Year 2000 issues relating to the procurement, sales or support of the Company's products. The Company believes that it may take several more months to determine the impact of the Year 2000, if any, on its customers or suppliers.

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

(5) Incorporated by reference from the Registrant's Form 10-Q filed on February 14, 1998.

(6) Incorporated by reference from the Registrant's Form 8-K filed on April 17, 1998.

(7) Incorporated by reference from the Registrant's Form 10-K filed on June 29, 1998.


     (b)  Reports on Form 8-K.
          --------------------

          No reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30, 2001.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ORA ELECTRONICS, INC.
                              (Registrant)





Dated:  November 14, 2001     By: /s/ John M. Burris
                                  ---------------------------------
                                   John M. Burris, Duly Authorized
                                   Representative and Chief Financial
                                   Officer

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